Form 10-Q
period 2013-03-31
Merculite Distributing, Inc.
filed 2013-08-14
CIK 1521549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54898

MERCULITE DISTRIBUTING, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0686483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19081 N. Shelby Dr., Maricopa, NV	85138
(Address of principal executive offices)	(Zip Code)

(480) 729-0204
(Registrant’s telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group, LLP
401 West A Street
Suite 1150
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 6, 2013 was 144,751 shares.

MERCULITE DISTRIBUTING, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$181	$458
Prepaid expenses	36,109	36,109
Total current assets	36,290	36,567

Total assets	$36,290	$36,567

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$54,105	$29,830
Total current liabilities	54,105	29,830

Long-term liabilities:
Accrued interest payable - related party	126	81
Notes payable - related party	2,200	2,200
Line of credit - related party	9,500	5,000
Total long-term liabilities	11,826	7,281

Total liabilities	65,931	37,111

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 26,376 and 26,376, shares issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	26	26
Additional paid-in capital	61,627	61,627
Deficit accumulated during development stage	(91,294)	(62,197)
Total stockholders' deficit	(29,641)	(544)

Total liabilities and stockholders' deficit	$36,290	$36,567

The accompanying notes are an integral part of the financial statements.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	Inception
	three months	three months	(April 29, 2011)
	ended	ended	to
	March 31,	March 31,	March 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating expenses:
General and administrative	119	53	2,132
Professional fees	28,933	3,750	73,692
Total operating expenses	29,052	3,803	75,824

Other expenses:
Interest expense - related party	(45)	(11)	(126)
Total other expenses	(45)	(11)	(126)

Net loss	$(29,097)	$(3,814)	$(75,950)

Weighted average number of common shares	26,376	26,376
outstanding - basic

Net loss per common share - basic	$(1.10)	$(0.14)

The accompanying notes are an integral part of the financial statements.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the	Inception
	three months	three months	(April 29, 2011)
	ended	to	to
	March 31,	March 31,	March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,097)	$(3,814)	$(75,950)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	-	10,000
Increase in accounts payable	24,275	1,750	54,105
Increase in accrued interest payable - related party	45	10	126

Net cash used in operating activities	(4,777)	(2,054)	(11,719)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	-	200
Proceeds from notes payable - related party	-	100	2,200
Proceeds from line of credit - related party	4,500	-	9,500

Net cash provided by financing activities	4,500	100	11,900

NET CHANGE IN CASH	(277)	(1,954)	181

CASH AT BEGINNING OF PERIOD	458	2,032	-

CASH AT END OF PERIOD	$181	$78	$181

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issues for spin off from Oraco Resources, Inc.	$-	$-	$15,344
Shares issues for prepaid expenses	$-	$-	$46,109

The accompanying notes are an integral part of the financial statements.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Organization
The Company was incorporated on April 29, 2011 (Date of inception) under the laws of the State of Nevada, as Merculite Distributing, Inc.  The Company was formed as a result of the spin off from Oraco Resources, Inc. and 25,603 shares of common stock were issued to the shareholders of Oraco Resources, Inc. on a pro rata basis as part of the Separation and Distribution Agreement dated May 6, 2011.

The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

Nature of operations
The Company is a manufacturer and distributor of cleaning and sterilization products to consumers, public institutions and other distributors.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2012 and notes thereto included in the Company’s S-1 registration statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Basic Loss Per Share
Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.  As of March 31, 2013 and 2012  there were no stock equivalents outstanding.  Diluted and basic loss per share is the same.

Revenue Recognition
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company will record revenue when it is realizable and earned and the products have been shipped to the customers.

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three months ended March 31, 2013 and 2012.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments
Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses since inception (April 29, 2011) through the period ended March 31, 2013 of ($75,950). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – PREPAID EXPENSES

On May 17, 2011, the Company issued 361,090 shares of its common stock in exchange for prepaid expenses which is a credit to purchase inventory for the Company.  The shares were valued according to the value of the credit.  As of March 31, 2013, the Company has utilized $0 of the credit and has a remaining balance of $36,109.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 5 – NOTES PAYABLE AND LINE OF CREDIT – RELATED PARTY

On October 5, 2011, the Company received a loan from an officer and director of the Company totaling $100.  The loan is unsecured, bears interest at 2% per annum and is due in October 2014.

On December 29, 2011, the Company received a loan from an officer and director of the Company totaling $2,000.  The loan is unsecured, bears interest at 2% per annum and is due in December 2014.

On March 19, 2012, the Company received a loan from an officer and director of the Company totaling $100.  The loan is unsecured, bears interest at 2% per annum and is due in March 2015.

On July 1, 2012, the Company executed a revolving credit line with a related party for up to $20,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on July 1, 2015.  As of March 31, 2013, an amount of $9,500 has been used for general corporate purposes with a remaining balance of $10,500 available.  As of March 31, 2013, the balance of accrued interest was $70.

Interest expense for the three months ended March 31, 2013 and 2012 was $45 and $11, respectively.  Total accrued interest payable as of March 31, 2013 and December 31, 2012 was $126 and $81, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.  The Company did not authorize terms and rights of preferred shares as of March 31, 2013.

Common Stock

During the three months ended March 31, 2013, there have been no other issuances of common stock.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 7 – WARRANTS AND OPTIONS

As of March 31, 2013 and 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – SUBSEQUENT EVENTS

In April 2013, the Company received $400 from the $20,000 revolving line of credit with a related party.

On April 18, 2013, the Company issued 118,375 shares of its common stock to a related party, at $0.10 per share, for the conversion of debt held by the individual in a revolving line of credit valued at $11,837.44 at the time of conversion.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	inability to raise additional financing;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;
•	inability to achieve future sales levels or other operating results; and
•	the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

Throughout this Quarterly Report references to “we”, “our”, “us”, “Merculite”, “the Company”, and similar terms refer to Merculite Distributing, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.merculitedistributing.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Merculite Distributing, Inc., 19081 N. Shelby Dr., Maricopa, AZ 85138.

OVERVIEW AND OUTLOOK

Merculite Distributing, Inc. (“Merculite”) is a development stage company incorporated in the State of Nevada in April of 2011. We were formed from a spin-off from our former parent, Oraco Resources, Inc. We were formed to engage in the business of distributing cleaning and sterilization solutions that are developed and manufactured by an unrelated entity, to consumers, public and private institutions, nightclubs, restaurants and office complexes. The solution will be marketed and sold under our private label Sterilite Solutions™.

During our initial year of formation we concentrated our energies on analyzing the viability of our business plan, and establishing our business model. We also worked with a graphic designer to design a logo. Additionally, we are in the process of developing our website, which upon completion will detail our products benefits, provide contact information for our distributor and allow for online ordering of solution sample packages. We commenced our business operations in April of 2011 and in May executed a Separation and Distribution Agreement with our former parent company Oraco Resources, Inc. (formerly Sterilite Solutions, Corp.). Our operations have been limited to start up and developmental activities and we have not begun to distribute any product.

On October 15, 2012 at the Annual Meeting of Shareholders, the shareholders approved a reverse split in a ratio of 600:1 of the issued common stock. The total authorized shares remains at 100,000,000.

Since our inception on April 29, 2011 through March 31, 2013, we have not generated any revenues and have incurred a net loss of $29,097. In April of 2011 our only business activity was the formation of our corporate entity and start up and developmental activities. In the period from May through December of 2012, the Company focused on the development of our business model, as well as the execution of a Separation and Distribution Agreement from our former parent, Oraco Resources, Inc. Upon completing the separation from Oraco Resources, we executed a Contribution Agreement, which has given the Company access to inventory in exchange for an issuance of equity within the Company. The party to the Contribution Agreement had a credit with the third-party manufacturer for the inventory of cleaning solution. This credit entitling the individual to the inventory was contributed to Merculite in exchange for equity. Additionally, in February of 2013, the Company filed Form-10 registering the Company’s common stock under Section 12(g).

We are attempting to build Merculite into the premier provider for non-caustic, “green” cleaning and sterilization solutions which would be beneficial for both private consumers as well as public sectors, focusing on various institutional and agricultural industries.

OUR BUSINESS

We were formed to engage in the business of distributing a privately labeled, environmentally green, non-caustic cleaning solution developed and manufactured by an unrelated entity. In May 2011, we commenced our planned principal operations, and thus far our operations have been limited to start up and developmental activities. At present we have a confirmed credit of inventory awaiting shipment from our main supplier, but we have not begun to distribute any products, including the privately labeled cleaning solution.

Merculite is building a business based on distributing a product which is an environmentally “green,” non-caustic sterilization product, which will be offered as a cleaning solution which is safe for both home and industrial/institutional use. In the future we may consider manufacturing the product ourselves. We have acquired through a trademark and licensing agreement, with Oraco Resources, an application for a trademark under Sterilite Solutions™.

Merculite is striving to become a premier provider for a non-caustic, “green” cleaning/sterilization solution which would be beneficial for both private consumers as well as public sectors, focusing on various institutional and agricultural industries. Initially, the company intends to provide a non-caustic cleaning solution using technology and product developed by a third party supplier, EcaFlo® Anolyte.

Our focus is to market and sell our private labeled solution (Sterilite Solutions™) to schools, office complexes, restaurants and night-clubs, agricultural and ranching businesses, as well as private sectors such as homeowners or any individual or group which would benefit from the use of our product.

We are also researching the possibility of marketing product into mining developments and the cleanup of by-products which are a result of the mining process. Merculite, will purchase products from a third party supplier of “green” sterilization products on an “as needed basis,” and does not maintain any form of distribution agreement or exclusivity contract with that supplier or any other product manufacturer.

Merculite is planning to market through the private label Sterilite Solutions™, a product developed, manufactured and distributed by a third party supplier under the product name EcaFlo® Anolyte. The solution is a strong oxidizing solution with a pH range of 3.5 to 8.5 and an Oxidation-Reduction Potential (ORP) of +600 to +1200 mV. It is used as a broad spectrum germicidal agent to kill all types of microorganisms including viruses, fungi and bacteria. The solution can also be used to purify water.

Our goal is to carry an inventory of products which will utilize the following characteristics:

•	Be environmentally friendly;
•	Not require special handling;
•	Be safely disposed of in sewage systems;
•	Be fast-acting;
•	Be able to be used in all stages of disinfection and cleaning;
•	At recommended concentrations, not bleach surfaces or materials;
•	Have the ability to be applied in liquid or aerosol (fog) form;
•	Be hypoallergenic;
•	Yield by-products which are non-toxic, environmentally friendly and leave no synthetic chemical residue;
•	Be generated on-site, thus eliminating handling and storage of chemicals (once a machine capable of producing the solution is purchased).

In the future, if we decide to produce our own solution, we will need to purchase an Electro-Chemical Activation machine. At present, we intend to continue to purchase solution directly from our third party manufacturer which is readily available in supply and is easily manufactured for the same reasons mentioned above. At this time we do not have distribution agreements or exclusivity contracts with the manufacturer of the solutions. We will purchase the cleaning solution from our supplier on an as-needed basis. We plan to distribute the product through the private label Sterilite Solutions™.

EcaFlo® Anolyte is an antimicrobial solution that, when applied to a surface, attacks microbial organisms including bacteria, viruses, fungi and microbial spores. The two ingredients to our initial product, EcaFlo® Anolyte manufactured by a third party, are salt and water, neither of which pose any biological or environmental risks. Both of these ingredients by themselves as well as mixed to together in the manufactured solution are non-toxic. When the solution is introduced back into the environment, it breaks back down into salt and water, leaving no ecological footprint. Therefore, there is no toxic chemical to store or dispose of.

The solution may be shipped through conventional shipping sources and does not pose a threat of flammability or poisonous inhalation. Should there be state or federal laws and regulations which will need to be followed in accordance to storage and distribution, those regulations will need to be met. The effect of meeting regulations might pose a burden upon our business if we are required to pay for special distribution, storage and transportation licensees.

Hard-Surface Disinfection Applications:

Sterilite Solutions™, Merculite’s first distributable product, is a private label solution made with the product EcaFlo® Anolyte. EcaFlo® Anolyte is a “hospital-level” disinfectant with many potential applications within the hard-surface disinfection market.  Such applications include, but are not limited to, hospitals, universities, public school systems, veterinary clinics, cleaning services, food processing facilities, athletic departments and professional sports teams, medical research labs, transit authority subways and buses, grocery stores, and state, county and federal governments. Sterilite Solutions™ can be used safely and effectively anywhere hard surfaces are disinfected for the purpose of infectious disease control.

Since EcaFlo® Anolyte is a non-caustic solution, its use in close quartered buildings and areas of limited ventilation may give it a distinct advantage over chlorine based solutions. There is no odor and it doesn’t require the ventilation time such chlorine based solutions require. Therefore, EcaFlo® Anolyte, may allow for a much quicker turnaround time in disinfecting the required area without the possible harmful side effects which tend to linger with other cleaning solutions such as chlorine or bleach. Schools, restaurants, office complexes, health facilities and other public places with high traffic and high potential for the spread of disease, are ideal venues for EcaFlo® Anolyte to shine.

Agricultural Applications:

The U.S. Department of Agriculture has approved EcaFlo® Anolyte for use in federally-inspected commercial plants producing meat, poultry, and egg products. The Federal Drug Administration has approved its use in meatpacking and processing plants as an alternative to chlorine solutions.  In addition, the product has just recently been registered by the National Science Foundation as an antimicrobial agent (D2 category), not requiring rinse after use in food contact surface applications. The National Science Foundation is an independent federal agency created by Congress in 1950 to “promote the progress of science; to advance the national health, prosperity and welfare; to secure the national defense” (directly quoted from the National Science Foundation website). Being registered as a D2 category is significant because it means the sanitizing solutions may be used on hard non-porous food contact surfaces such as equipment and utensils without a subsequent potable water rinse. (information regarding category D2 was provided by Reckitt Benckiser Professional, information is available to the general public, and information was not prepared for Sterilite for a fee).

EcaFlo® Anolyte, the base of our product Sterilite Solutions™, could conceivably replace all applications for chlorine-related antimicrobials from an efficacy and efficiency standpoint. Our commercialization of this product is premised upon compelling economics, given the low cost to produce the solution and the environmentally friendly nature of the product.

Market and Revenue Generation

In order to generate revenues during the next twelve months, we must:

1.           Fully Develop and implement our marketing plan – Merculite’s planned revenue streams will require an improved web presence and improved visibility within the public and private sectors. Our marketing plan is more fully discussed above in the section Marketing Plan of Operations, but a major key factor in sales generation will be direct marketing and demonstrations given by Mr. Subick. His extensive knowledge of on premise sales will be a key element to the marketing campaign. Costs and timelines associated with our marketing plan are discussed above.

2.           Develop and implement a comprehensive consumer information website – For the foreseeable future, the company’s websites (www.merculitedistributing.com and (www.sterilitesolutions.com) will be two of Merculite’s primary assets and key sources of revenue generation. Currently, management is formulating its plan on how best to employ its resources to expanding and improving both of the websites. We are working with web developers/consultants to add to the functionality of each site including: e-commerce and state-of-the-art visitor tracking capabilities, increased content, forums, blogs, video demonstrations, optimization for search engine rank, as well as renew the look and feel of the site to coincide with our objectives for the Merculite brand. Currently the product Sterilite Solutions is available for purchase from a link on our website directing users to www.sterilitesolutions.com. We have not yet recognized revenues from the website. These efforts and the resulting awareness will be key drivers behind the success of our revenue producing operations. Anticipated Costs are about $600-$1,000.

3.           Evaluate efficient method of Distribution – Merculite is planning to market through the private label Sterilite Solutions™, a product developed, manufactured and distributed by a third party supplier under the product name EcaFlo® Anolyte. Orders for the product will come in to the company either through the web, or by phone. We are currently analyzing whether it will be more efficient to pre-purchase the product and have it on hand to then immediately ship to the customer, or whether it is better to submit a purchase order to the third party supplier and let them ship direct to the company. We care considering the costs of shipments via UPS or FEDEX and costs associated with storing product. We have yet decided on which method is more efficient but we anticipate the costs for shipping ourselves could be about $30 to $70 per case.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2013 the Company had an accumulated deficit of $75,950. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company is currently contemplating an offering of its equity or debt securities to finance continuing operations. There are no agreements or arrangements currently in place or under negotiation to obtain such financing, and there are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

RESULTS OF OPERATIONS

Revenues

In the three months ended March 31, 2013, we did not generate any revenues.

Expenses

Operating expenses totaled $29,052 during the three months ended March 31, 2013, as compared to $3,803 for the same period of 2012. In the three month period ended March 31, 2013, our expenses primarily consisted of general and administrative of $119 and professional fees of $28,933.

General and administrative fees decreased $66, from the three months ended March 31, 2012 to the three months ended March 31, 2013. This decrease was primarily due to a decrease in operational activities that incur fees, such as website creation and administration.

Professional fees increased $25,183 from the three months ended March 31, 2012 to the three months ended March 31, 2013. Professional fees increased due to an increase in legal and accounting fees associated with public company filings.

Other Expenses

Interest expense – related party increased by $34 to $45 in the three months ended March 31, 2013 from $11 for the three months ended March 31, 2012. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the three months ended March 31, 2013, we generated a net loss of $29,097, an increase of $25,283 from $3,814 for the three months ended March 31, 2012. This was attributable to increased accounting and legal fees.

Liquidity and Capital Resources

As of March 31, 2013, we had $181 in cash. Since inception, we have financed our cash flow requirements through capital investments from our President, Mr. Subick who is also our founding stockholder. On October 5, 2011, the Company received a loan from Mr. Subick totaling $100. On December 29, 2011, the Company received a loan from Mr. Subick totaling $2,000. On July 11, 2011, the Company issued 2,000 shares of its common stock at a price of $0.10 per share for cash of $200. On March 19, 2012, the Company received a loan from Mr. Subick totaling $100. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of product sales. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

Even though we intend to begin generating revenues, we can make no assurances and therefore we may incur operating losses in the next twelve months. Our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, continue our development of relevant applications, stay abreast of developing trends, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Net cash used in operating activities	(4,777)	(2,054)
Net cash provided by financing activities	4,500	100
Net increase/(decrease) in Cash	(277)	(1,954)
Cash, beginning	458	2,032
Cash, ending	181	78

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity needed from the revenues generated from operations but there is no assurance that this will happen.

Since inception, we have financed our cash flow requirements through issuance of common stock, and lines of credit. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations. Additionally we anticipate obtaining additional financing to fund operations through additional common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, develop a customer base, develop our marketing strategy, continually develop and upgrade our website, provide, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Operating activities

Net cash used in operating activities was $4,777 for the quarter ended March 31, 2013, as compared to $2,054 used in operating activities for the same period in 2012. The increase in net cash used in operating activities was primarily due to an increase in non-cash activities.

Financing activities

Net cash provided by financing activities for the period ended March 31, 2013 was $4,500, as compared to $100 for the same period of 2012. The increase of net cash provided by financing activities was mainly attributable to an increase in the amount of money financed.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, finalization and launch of our website, implementation of our strategy to expand our sales and marketing initiatives, increase brand and services awareness. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.  As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Item 3.                                Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer, Steven Subick, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are designed to operate at a reasonable assurance level which is effective in providing reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1.                                Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A.                      Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, there were no sales of unregistered securities.

On April 18, 2013, we issued to an individual, 118,375 shares of our common stock at a price of $0.10 per share in exchange for the conversion of debt held by individual in a revolving line of credit valued at $11,837.44 at the time of conversion. The offering and sale of the shares of common stock will not be registered under the Securities Act of 1933 because the offering and sale was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 there under for transactions by an issuer not involving a public offering (with the recipient representing his intentions to acquire the securities for his own accounts and not with a view to the distribution thereof and acknowledging that the securities will be issued in a transaction not registered under the Securities Act of 1933).

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended March 31, 2013.

Item 3.                                Defaults Upon Senior Securities.

None.

Item 4.                                Mine Safety Disclosures.

Not applicable.

Item 5.                                Other Information.

None.

Item 6.                                Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCULITE DISTRIBUTING, INC.

Date: August 13, 2013	By:	/S/ Steven Subick
Steven Subick
President
(Principal Executive Officer and duly authorized signatory)