Form 10-Q
period 2013-06-30
Merculite Distributing, Inc.
filed 2013-08-14
CIK 1521549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes  ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 13, 2013 was 144,751 shares.

MERCULITE DISTRIBUTING, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$163	$458
Prepaid expenses	36,109	36,109
Total current assets	36,272	36,567

Total assets	$36,272	$36,567

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$56,639	$29,830
Total current liabilities	56,639	29,830

Long-term liabilities:
Accrued interest payable - related party	1	81
Notes payable - related party	-	2,200
Line of credit - related party	400	5,000
Total long-term liabilities	401	7,281

Total liabilities	57,040	37,111

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 144,751 and 26,376, shares issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	145	26
Additional paid-in capital	73,346	61,627
Deficit accumulated during development stage	(94,259)	(62,197)
Total stockholders' deficit	(20,768)	(544)

Total liabilities and stockholders' deficit	$36,272	$36,567

The accompanying notes are an integral part of the financial statements.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	For the	For the	Inception
	three months	three months	six months	six months	(April 29, 2011)
	ended	ended	ended	ended	to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	419	122	538	176	2,551
Professional fees	2,534	18,082	31,467	21,832	76,226
Total operating expenses	2,953	18,204	32,005	22,008	78,777

Other expenses:
Interest expense - related party	(12)	(11)	(57)	(22)	(138)
Total other expenses	(12)	(11)	(57)	(22)	(138)

Net loss	$(2,965)	$(18,215)	$(32,062)	$(22,030)	$(78,915)

Weighted average number of common shares	122,637	26,376	74,772	26,376
outstanding - basic

Net loss per common share - basic	$(0.02)	$(0.69)	$(0.43)	$(0.84)

The accompanying notes are an integral part of the financial statements.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the	Inception
	six months	six months	(April 29, 2011)
	ended	ended	to
	June 30,	June 30,	June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,062)	$(22,030)	$(78,915)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	10,000	10,000
Increase in accounts payable	26,809	9,832	56,639
Increase in accrued interest payable - related party	58	22	139

Net cash used in operating activities	(5,195)	(2,176)	(12,137)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	44	-
Proceeds from sale of common stock, net of offering costs	-	-	200
Proceeds from notes payable - related party	-	100	2,200
Proceeds from line of credit - related party	4,900	-	9,900

Net cash provided by financing activities	4,900	144	12,300

NET CHANGE IN CASH	(295)	(2,032)	163

CASH AT BEGINNING OF PERIOD	458	2,032	-

CASH AT END OF PERIOD	$163	$-	$163

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for spin off from Oraco Resources, Inc.	$-	$-	$15,344
Shares issued for prepaid expenses	$-	$-	$46,109
Shares issued for debt conversion	$11,837	$-	$11,837

The accompanying notes are an integral part of the financial statements.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013
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

Basic Loss Per Share
Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.  As of June 30, 2013 and 2012, there were no stock equivalents outstanding.  Diluted and basic loss per share is the same.

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

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three and six months ended June 30, 2013 and 2012.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013
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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses since inception (April 29, 2011) through the period ended June 30, 2013 of ($78,915). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

NOTE 4 – PREPAID EXPENSES

On May 17, 2011, the Company issued 361,090 shares of its common stock in exchange for prepaid expenses which is a credit to purchase inventory for the Company.  The shares were valued according to the value of the credit.  As of June 30, 2013, the Company has utilized $0 of the credit and has a remaining balance of $36,109.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013
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

On July 1, 2012, the Company executed a revolving credit line with a related party for up to $20,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on July 1, 2015.  As of June 30, 2013, an amount of $400 has been used for general corporate purposes with a remaining balance of $19,600 available.  As of June 30, 2013, the balance of accrued interest was $1.

On April 18, 2013, the Company converted $2,200 in loans, $9,500 from the revolving line of credit and $137 in accrued interest into 118,375 shares of common stock.

Interest expense for the three months ended June 30, 2013 and 2012 was $12 and $11, respectively.  Total accrued interest payable as of June 30, 2013 and December 31, 2012 was $1 and $81, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.  The Company did not authorize terms and rights of preferred shares as of June 30, 2013.

Common Stock
On April 18, 2013, the Company issued 118,375 shares of common stock to a related party for conversion of debt totaling $11,837.  The Company converted $2,200 in loans, $9,500 from the revolving line of credit and $137 in accrued interest.  The fair value of the common stock was based on the offering price of the S-1.

NOTE 7 – WARRANTS AND OPTIONS

As of June 30, 2013 and 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – SUBSEQUENT EVENTS

In July 2013, the Company received $5,100 from the $20,000 revolving line of credit with a related party.

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

OVERVIEW AND OUTLOOK

Merculite Distributing, Inc. (“Merculite”) is a development stage company incorporated in the State of Nevada in April of 2011. We were formed from a spin-off from our former parent, Oraco Resources, Inc. (formerly Sterilite Solutions™, Corp.). We were formed to engage in the business of distributing cleaning and sterilization solutions that are developed and manufactured by an unrelated entity, to consumers, public and private institutions, nightclubs, restaurants and office complexes. The solution will be marketed and sold under our private label Sterilite Solutions™.

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

Since our inception on April 29, 2011 through June 30, 2013, we have not generated any revenues and have incurred a accumulated net losses of $78,915. In April of 2011 our only business activity was the formation of our corporate entity and start up and developmental activities. In the period from May through December of 2012, the Company focused on the development of our business model, as well as the execution of a Separation and Distribution Agreement from our former parent, Oraco Resources, Inc. Upon completing the separation from Oraco Resources, we executed a Contribution Agreement, which has given the Company access to inventory in exchange for an issuance of equity within the Company. The party to the Contribution Agreement had a credit with the third-party manufacturer for the inventory of cleaning solution. This credit entitling the individual to the inventory was contributed to Merculite in exchange for equity. Additionally, in February of 2013, the Company filed Form-10 registering the Company’s common stock under Section 12(g). We anticipate generating revenues in the next twelve months, of which we can provide no assurance.

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

Our focus is to market and sell our private labeled solution (Sterilite Solutions™™) to schools, office complexes, restaurants and night-clubs, agricultural and ranching businesses, as well as private sectors such as homeowners or any individual or group which would benefit from the use of our product.

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

EcaFlo® Anolyte is an antimicrobial solution that, when applied to a surface, attacks microbial organisms including bacteria, viruses, fungi and microbial spores. The two ingredients to our initial product, EcaFlo® Anolyte manufactured by a third party, are salt and water, neither of which poses any biological or environmental risks. Both of these ingredients by themselves as well as mixed to together in the manufactured solution are non-toxic. When the solution is introduced back into the environment, it breaks back down into salt and water, leaving no ecological footprint. Therefore, there is no toxic chemical to store or dispose of.

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

Hard-Surface Disinfection Applications:

Sterilite Solutions™, Merculite’s first distributable product, is a private label solution made with the product EcaFlo® Anolyte. EcaFlo® Anolyte is a “hospital-level” disinfectant with many potential applications within the hard-surface disinfection market.  Such applications include, but are not limited to, hospitals, universities, public school systems, veterinary clinics, cleaning services, food processing facilities, athletic departments and professional sports teams, medical research labs, transit authority subways and buses, grocery stores, and state, county and federal governments. Sterilite Solutions™™ can be used safely and effectively anywhere hard surfaces are disinfected for the purpose of infectious disease control.

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

2. Develop and implement a comprehensive consumer information website – For the foreseeable future, the company’s websites (www.merculitedistributing.com and (www.sterilitesolutions.com) will be two of Merculite’s primary assets and key sources of revenue generation. Currently, management is formulating its plan on how best to employ its resources to expanding and improving both of the websites. We are working with web developers/consultants to add to the functionality of each site including: e-commerce and state-of-the-art visitor tracking capabilities, increased content, forums, blogs, video demonstrations, optimization for search engine rank, as well as renew the look and feel of the site to coincide with our objectives for the Merculite brand. Currently the product Sterilite Solutions™ is available for purchase from a link on our website directing users to www.sterilitesolutions.com. We have not yet recognized revenues from the website. These efforts and the resulting awareness will be key drivers behind the success of our revenue producing operations. Anticipated Costs are about $600-$1,000.

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

Merculite is a recently established business, with temporary offices at 19081 N. Shelby Drive, Maricopa, Arizona 85138. Mr. Subick, our President and sole Director, created the business as a result of his continued interest in marketing a non-caustic, environmentally friendly cleaning solution to members of the general public as well as industries of the public and private sectors.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2013 the Company had an accumulated deficit of $78,915. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2013 and June 30, 2012

Revenues

In the three months ended June 30, 2013 and June 30, 2012 we did not generate any revenues.

Expenses

Operating expenses totaled $2,953 during the three months ended June 30, 2013, as compared to $18,204 in the prior three month period ended June 30, 2012. In the three month period ended June 30, 2013, our expenses primarily consisted of general and administrative of $419 and professional fees of $2,534.

General and administrative fees increased $297, from the three months ended June 30, 2012 to the three months ended June 30, 2013. This increase was primarily due to an increase in operational activities that incur fees, such as website creation and administration.

Professional fees decreased $15,548 from the three months ended June 30, 2012 to the three months ended June 30, 2013. Professional fees decreased due to a decrease in legal and accounting fees associated with public company filings.

Other Expenses

Interest expense – related party increased by $1 to $12 in the three months ended June 30, 2013 from $11 for the three months ended June 30, 2012. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the three months ended June 30, 2013, we generated a net loss of $2,965, a decrease of $15,250 from $18,215 for the three months ended June 30, 2012. This was attributable to decreased accounting and legal fees.

Results of Operations for the Six Months Ended June 30, 2013 and June 30, 2012

Revenues.

In the six months ended June 30, 2013 and June 30,2012, we did not generate any revenue.

Expenses

Operating expenses totaled $32,005 during the six months ended June 30, 2013, as compared to $22,008 in the prior six month period ended June 30, 2012. In the six month period ended June 30, 2013, our expenses primarily consisted of general and administrative of $538 and professional fees of $31,467.

General and administrative fees increased $362, from the six months ended June 31, 2012 to the six months ended June 30, 2013. This increase was primarily due to an increase in operational activities that incur fees, such as website creation and administration.

Professional fees increased $9,635 from the six months ended June 30, 2012 to the six months ended June 30, 2013. Professional fees increased due to an increase in legal and accounting fees associated with public company filings.

Liquidity and Capital Resources

As of June 30, 2013, we had $163 in cash. Since inception, we have financed our cash flow requirements through capital investments from our President, Mr. Subick who is also our founding stockholder. On October 5, 2011, the Company received a loan from Mr. Subick totaling $100. On December 29, 2011, the Company received a loan from Mr. Subick totaling $2,000. On July 11, 2011, the Company issued 2,000 shares of its common stock at a price of $0.10 per share for cash of $200. On March 19, 2012, the Company received a loan from Mr. Subick totaling $100.

On July 1, 2012, the Company executed a revolving credit line with a Mr. Subick for up to $20,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on July 1, 2015.  As of June 30, 2013, an amount of $400 has been used for general corporate purposes with a remaining balance of $19,600 available.  As of June 30, 2013, the balance of accrued interest was $1.

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

The following table sets forth a summary of our cash flows for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012
Net cash used in operating activities	(5,195)	(2,176)
Net cash used in investing activities	-	-
Net cash provided by financing activities	4,900	144
Net increase/(decrease) in Cash	(295)	(2,032)
Cash, beginning	458	2,032
Cash, ending	163	-

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

Operating activities

Net cash used in operating activities was $5,195 for the period ended June 30, 2013, as compared to $2,176 used in operating activities for the same period in 2012. The increase in net cash used in operating activities was primarily due to an increase in non-cash activities.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2013 was $4,900, as compared to $144 for the same period of 2012. The increase of net cash provided by financing activities was mainly attributable to an increase in the amount of money financed.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

On April 18, 2013, we issued to an individual, 118,375 shares of our common stock at a price of $0.10 per share in exchange for the conversion of debt held by individual in a revolving line of credit valued at $11,837.44 at the time of conversion. The offering and sale of the shares of common stock will not be registered under the Securities Act of 1933 because the offering and sale was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 thereunder for transactions by an issuer not involving a public offering (with the recipient representing his intentions to acquire the securities for his own accounts and not with a view to the distribution thereof and acknowledging that the securities will be issued in a transaction not registered under the Securities Act of 1933).

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2013.

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