Form 10-Q
period 2013-09-30
Merculite Distributing, Inc.
filed 2013-11-14
CIK 1521549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes  ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2013 was 744,750 shares.

MERCULITE DISTRIBUTING, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$12,821	$458
Prepaid expenses	36,109	36,109
Total current assets	48,930	36,567

Total assets	$48,930	$36,567

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$23,841	$29,830
Total current liabilities	23,841	29,830

Long-term liabilities:
Accrued interest payable - related party	27	81
Notes payable - related party	-	2,200
Line of credit - related party	7,250	5,000
Total long-term liabilities	7,277	7,281

Total liabilities	31,118	37,111

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 744,750 and 26,376, shares issued and outstanding
as of September 30, 2013 and December 31, 2012, respectively	745	26
Additional paid-in capital	132,746	61,627
Deficit accumulated during development stage	(115,679)	(62,197)
Total stockholders' equity (deficit)	17,812	(544)

Total liabilities and stockholders' equity (deficit)	$48,930	$36,567

The accompanying notes are an integral part of the financial statements.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	For the	For the	Inception
	three months	three months	nine months	nine months	(April 29, 2011)
	ended	ended	ended	ended	to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	42	(22)	580	154	2,593
Professional fees	21,352	3,500	52,819	25,332	97,578
Total operating expenses	21,394	3,478	53,399	25,486	100,171

Other expenses:
Interest expense - related party	(26)	(23)	(83)	(44)	(164)
Total other expenses	(26)	(23)	(83)	(44)	(164)

Net loss	$(21,420)	$(3,501)	$(53,482)	$(25,530)	$(100,335)

Weighted average number of common shares	151,273	26,376	100,553	26,376
outstanding - basic

Net loss per common share - basic	$(0.14)	$(0.13)	$(0.53)	$(0.97)

The accompanying notes are an integral part of the financial statements.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the	Inception
	nine months	nine months	(April 29, 2011)
	ended	ended	to
	September 30,	September 30,	September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,482)	$(25,530)	$(100,335)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	10,000	10,000
Increase (decrease) in accounts payable	(5,989)	9,582	23,841
Increase in accrued interest payable - related party	84	44	165

Net cash used in operating activities	(59,387)	(5,904)	(66,329)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	60,000	-	60,200
Proceeds from notes payable - related party	-	100	2,200
Proceeds from line of credit - related party	11,750	4,000	16,750

Net cash provided by financing activities	71,750	4,100	79,150

NET CHANGE IN CASH	12,363	(1,804)	12,821

CASH AT BEGINNING OF PERIOD	458	2,032	-

CASH AT END OF PERIOD	$12,821	$228	$12,821

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for spin off from Oraco Resources, Inc.	$-	$-	$15,344
Shares issued for prepaid expenses	$-	$-	$46,109
Shares issued for debt conversion	$11,837	$-	$11,837

The accompanying notes are an integral part of the financial statements.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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
SEPTEMBER 30, 2013
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

Basic loss per share
Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.  As of September 30, 2013 and 2012, there were no stock equivalents outstanding.  Diluted and basic loss per share is the same.

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

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three and nine months ended September 30, 2013 and 2012.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, bank overdraft and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses since inception (April 29, 2011) through the period ended September 30, 2013 of ($115,679). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

NOTE 4 – PREPAID EXPENSES

On May 17, 2011, the Company issued 361,090 shares of its common stock in exchange for prepaid expenses which is a credit to purchase inventory for the Company.  The shares were valued according to the value of the credit.  As of September 30, 2013, the Company has utilized $0 of the credit and has a remaining balance of $36,109.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

As of September 30, 2013, an amount of $7,250 has been used for general corporate purposes with a remaining balance of $12,750 available.  As of September 30, 2013, the balance of accrued interest was $27.

Interest expense for the three months ended September 30, 2013 and 2012 was $26 and $23, respectively.  Interest expense for the nine months ended September 30, 2013 and 2012 was $83 and $44, respectively.  Total accrued interest payable as of September 30, 2013 and December 31, 2012 was $27 and $81, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.  The Company did not authorize terms and rights of preferred shares as of September 30, 2013.

Common Stock
On April 18, 2013, the Company issued 118,375 shares of common stock to a related party for conversion of debt totaling $11,837.  The Company converted $2,200 in loans, $9,500 from the revolving line of credit and $137 in accrued interest.  The fair value of the common stock was based on the offering price of the S-1.

On September 30, 2013, the Company issued 600,000 shares of common stock for cash of $60,000 as per the shares registered with the SEC and completed its initial public offering.

NOTE 7 – WARRANTS AND OPTIONS

As of September 30, 2013 and 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – SUBSEQUENT EVENTS

In October 2013, the Company repaid $1,000 of the balance due on the $20,000 revolving line of credit with a related party.

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

Since our inception on April 29, 2011 through September 30, 2013, we have not generated any revenues and have incurred an accumulated net loss of $115,679. In April of 2011 our only business activity was the formation of our corporate entity and start up and developmental activities. In the period from May through December of 2012, the Company focused on the development of our business model, as well as the execution of a Separation and Distribution Agreement from our former parent, Oraco Resources, Inc. Upon completing the separation from Oraco Resources, we executed a Contribution Agreement, which has given the Company access to inventory in exchange for an issuance of equity within the Company. The party to the Contribution Agreement had a credit with the third-party manufacturer for the inventory of cleaning solution. This credit entitling the individual to the inventory was contributed to Merculite in exchange for equity. Additionally, in February of 2013, the Company filed Form-10 registering the Company’s common stock under Section 12(g). We anticipate generating revenues in the next twelve months, of which we can provide no assurance.

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

On August 26, 2013, our Registration Statement on Form S-1 was declared effective, registering 600,000 common shares at a value of $0.10 per share.

On September 30, 2013, we completed our initial public offering through the sale of 600,000 shares of common stock, resulting in gross proceeds of $60,000.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2013 the Company had an accumulated deficit of $115,679. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.
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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2013 and September 30, 2012

Revenues

In the three months ended September 30, 2013 and September 30, 2012 we did not generate any revenues.

Expenses

Operating expenses totaled $21,394 during the three months ended September 30, 2013, as compared to $3,478 in the prior three month period ended September 30, 2012. In the three month period ended September 30, 2013, our expenses primarily consisted of general and administrative of $42 and professional fees of $21,352.

General and administrative fees increased $64, from the three months ended September 30, 2012 to the three months ended September 30, 2013. This increase was primarily due to an increase in operational activities that incur fees, such as website creation and administration.

Professional fees increased $17,852 from the three months ended September 30, 2012 to the three months ended September 30, 2013. Professional fees increased due to  increase in legal and accounting fees associated with public company filings.

Other Expenses

Interest expense – related party increased by $3 to $26 in the three months ended September 30, 2013 from $23 for the three months ended September 30, 2012. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the three months ended September 30, 2013, we generated a net loss of $21,420,  increase of $17,919 from $3,501 for the three months ended September 30, 2012. This was attributable to increased accounting and legal fees.

Results of Operations for the Nine Months Ended September 30, 2013 and September 30, 2012

Revenues.

In the nine months ended September 30, 2013 and September 30, 2012, we did not generate any revenue.

Expenses

Operating expenses totaled $53,399 during the nine months ended September 30, 2013, as compared to $25,486 in the prior nine month period ended September 30, 2012. In the nine  month period ended September 30, 2013, our expenses primarily consisted of general and administrative of $580 and professional fees of $52,819.

General and administrative fees increased $426, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. This increase was primarily due to an increase in operational activities that incur fees, such as website creation and administration.

Professional fees increased $27,487 from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. Professional fees increased due to an increase in legal and accounting fees associated with public company filings.

Liquidity and Capital Resources

As of September 30, 2013, we had $12,821 in cash. Since inception, we have financed our cash flow requirements through capital investments from our President, Mr. Subick who is also our founding stockholder. On October 5, 2011, the Company received a loan from Mr. Subick totaling $100. On December 29, 2011, the Company received a loan from Mr. Subick totaling $2,000. On July 11, 2011, the Company issued 2,000 shares of its common stock at a price of $0.10 per share for cash of $200. On March 19, 2012, the Company received a loan from Mr. Subick totaling $100.

On July 1, 2012, the Company executed a revolving credit line with a Mr. Subick for up to $20,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on July 1, 2015.  As of September 30, 2013, an amount of $400 has been used for general corporate purposes with a remaining balance of $19,600 available.  As of September 30, 2013, the balance of accrued interest was $1.

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

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012
Net cash used in operating activities	(59,387)	(5,904)
Net cash used in investing activities	-	-
Net cash provided by financing activities	71,750	4,100
Net increase/(decrease) in Cash	12,363	(1,804)
Cash, beginning	458	2,032
Cash, ending	12,821	228

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

Operating activities

Net cash used in operating activities was $59,387 for the period ended September 30, 2013, as compared to $5,904 used in operating activities for the same period in 2012. The increase in net cash used in operating activities was primarily due to an increase in non-cash activities.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2013 was $71,750, as compared to $4,100 for the same period of 2012. The increase of net cash provided by financing activities was mainly attributable to an increase in the amount of money financed.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2013, we did not have any sales of unregistered securities.

Use of Proceeds

On April 6, 2012, we filed a Registration Statement with the Securities and Exchange Commission wherein we registered 600,000 shares of our common stock. Our Registration Statement became effective on August 26, 2013. On September 30, 2013, we completed our offering for 600,000 shares of our common stock, resulting in gross proceeds of $60,000. The common stock sold in our initial public offering to 40 investors was issued on October 10, 2013.

The amount of expenses incurred in connection with the issuance and distribution of the securities as of the date of this report was $60,000, of which $50,973 was professional fees, $1,000 was for loan repayment, and the remaining $8,027 was general and administrative.

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended September 30, 2013.

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

MERCULITE DISTRIBUTING, INC.

Date: November 14, 2013	By:	/S/ Steven Subick
Steven Subick
President
(Principal Executive Officer and duly authorized signatory)