Form 10-K
period 2013-12-31
Merculite Distributing, Inc.
filed 2014-03-10
CIK 1521549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54898

MERCULITE DISTRIBUTING, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0686483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19081 N. Shelby Dr., Arizona	85138
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:                                                      (480) 206-7469

Copies of Communications to:
Stoecklein Law Group, LLP
401 West A Street, Suite 1150
San Diego, CA 92101
(619) 704-1310 • Fax (619) 704-1325

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) was $60,970.80 based on a share value of $0.10.

The number of shares of Common Stock, $0.001 par value, outstanding on March 7, 2014, was 744,750 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

MERCULITE DISTRIBUTING, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2013

Index to Report
on Form 10-K

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change any inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

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

Throughout this Annual Report references to “we”, “our”, “us”, “Merculite”, “the Company”, and similar terms refer to Merculite Distributing, Inc.

PART I

ITEM 1.                      BUSINESS

Business Development

Merculite Distributing, Inc. is a development stage company incorporated in the State of Nevada in April of 2011. We were formed from a spin-off from our former parent, Oraco Resources, Inc. We were formed to engage in the business of distributing cleaning and sterilization solutions that are developed and manufactured by an unrelated entity, to consumers, public and private institutions, nightclubs, restaurants and office complexes. The solution will be marketed and sold under our private label Sterilite Solutions.

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

As of December 31, 2013 the total issued and outstanding common shares were 744,750.

We are attempting to build Merculite Distributing into the premier provider for non-caustic, “green” cleaning and sterilization solutions which would be beneficial for both private consumers as well as public sectors, focusing on various institutional and agricultural industries.

Business of Issuer

Merculite Distributing is striving to become a premier provider for a non-caustic, “green” cleaning/sterilization solution which would be beneficial for both private consumers as well as public sectors, focusing on various institutional and agricultural industries.  Initially, the company intends to provide a non-caustic cleaning solution using technology and product developed by a third party supplier.

Our focus is to market and sell our private labeled solution (Sterilite Solutions™) to schools, office complexes, restaurants and night-clubs, agricultural and ranching businesses, as well as private sectors such as homeowners or any individual or group which would benefit from the use of our product.

We are also researching the possibility of marketing product into mining developments and the cleanup of by-products which are a result of the mining process. Merculite, will purchase products from a third party supplier of “green” sterilization products on an “as needed basis,” and does not maintain any form of distribution agreement or exclusivity contract with any supplier or  any other product manufacturer.

Merculite Distributing is planning to market through the private label Sterilite Solutions, a product developed, manufactured and distributed by a third party supplier.

In the future, if we decide to produce our own solution, we will need to purchase an Electro-Chemical Activation machine. At present, we intend to purchase solution directly from a third party manufacturer. At this time we do not have distribution agreements or exclusivity contracts with any manufacturer of the solutions. We will purchase the cleaning solution from a supplier on an as-needed basis.  We plan to distribute the product through the private label Sterilite Solutions.

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

Competition

We face competition in the distribution and marketing of our product by companies whom are already established in the distribution and sales of cleaning and sterilization products.  We will also face competition from companies which sell products which have been designed and developed for the synthesis of washing, disinfecting, sterilizing and biologically-active solutions.  Applications for this form of technology have the possibility to be infinite and have the potential to be used in any industry requiring sterilization or water purification.

Competition for products which may resemble products distributed by Merculite, such as Sterilite Solutions might intensify as technology and devices capable of producing a similar product or an improved solution might become more readily available to the commercial and residential markets.  We continue to monitor emerging technologies and companies, and continually evaluate and strategize the best methods of marketing against our competition.

Important competitive factors for our product include: quality, consistency, environmental sensitivity, price, ease of use, customer services and reputation.  Our industry competition would be based upon the following:

Scientific and technological capability;
Proprietary know-how
Ability to develop and market solutions
Ability of sales personnel; and
Availability of trademark protection.

We believe we compete favorably on the factors described above. However, our industry is continuously changing and evolving.  Larger distributors and manufacturers might have a competitive edge in regards to larger amounts of capital available for product development, distribution and marketing.

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

2. Develop and implement a comprehensive consumer information website – For the foreseeable future, the company’s websites (www.merculitedistributing.com and (www.sterilitesolutions.com) will be two of Merculite’s primary assets and key sources of revenue generation. Currently, management is formulating its plan on how best to employ its resources to expanding and improving both of the websites. We are working with web developers/consultants to add to the functionality of each site including:  e-commerce and state-of-the-art visitor tracking capabilities, increased content, forums, blogs, video demonstrations, optimization for search engine rank, as well as renew the look and feel of the site to coincide with our objectives for the Merculite Distributing brand. Our product Sterilite Solutions will be available for purchase from a link on our website directing users to www.sterilitesolutions.com. We have not yet recognized revenues from the website. These efforts and the resulting awareness will be key drivers behind the success of our revenue producing operations. We anticipate having a more advanced website by the second quarter of 2014.

3. Evaluate efficient method of Distribution. Merculite Distributing is planning to market through the private label Sterilite Solutions, a product developed, manufactured and distributed by a third party supplier. Orders for the product will come in to the company either through the web, or by phone. We are currently analyzing whether it will be more efficient to pre-purchase the product and have it on hand to then immediately ship to the customer, or whether it is better to submit a purchase order to the third party supplier and let them ship direct to the company. We care considering the costs of shipments via UPS or FEDEX and costs associated with storing product. We have yet decided on which method is more efficient but we anticipate the costs for shipping ourselves could be about $30 to $70 per case. We anticipate having made this decision by the third quarter of 2014.

Key Agreements

Contribution Agreement

In May 2011, Merculite executed a Contribution Agreement with an individual who held a credit for the purchase of cleaning and neutralizing, EcaFlo® Anolyte. The individual contributed the credit in exchange for 361,090 pre reverse split restricted common shares of Merculite, valued at about $0.10 per share. This agreement provides the access to inventory without having to execute binding distribution or purchase agreements with vendors and suppliers.  The management of the Company decided to impair the credit during the year ended December 31, 2013 because of the lack of interest in those products and management is in the process of seeking alternatives for vendors and suppliers.

Trademark Agreement

In May 2011, Merculite executed a Trademark Assignment and Acquisition Agreement with Oraco Resources, Inc. wherein Oraco Resources, Inc. granted an irrevocable assignment of all right, title and interest in and to the mark “Sterilite” and registration of the mark to Merculite. The agreement is effective until terminated by both parties. This agreement is material to Merculite as it allows the company to sell the EcaFlo® Anolyte under the private label, Sterilite Solutions without violating intellectual property laws. The company currently holds no other patents, trademarks, franchises, concessions or royalty agreements.  The company abandoned the trademarks during 2012 and may in the future decide to refile with the USPTO and the fair value of the trademarks is $0.

Employees

We are a development stage company and currently have only one part-time employee, Steven A. Subick. Mr. Subick is our sole officer and Director.  Mr. Subick has spent many years employed in the professional sales arena and throughout his career has developed contacts in many different areas of business. Mr. Subick’s knowledge of the sterilization requirements for the food service and hospitality industries will be beneficial in designing a marketable sales approach to not only these industries but also to other types of professional businesses which might benefit from the use of our product.  Mr. Subick’s database of contacts which were acquired through his previous sales positions could also be incorporated into our marketing strategy. We look to Mr. Subick for his entrepreneurial and managerial skills. It is Mr. Subick who provided us his experience and knowledge for development of our business plan.

ITEM 1A.                      RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

We are a development stage company organized in April 2011 and have recently commenced operations, making an evaluation of us extremely difficult. At this stage, even with our good faith efforts, there is nothing on which to base an assumption that we will become profitable or generate any significant amount of revenues.

We were incorporated in April of 2011 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $228,763 for the period ended December 31, 2013, and (iii) we have incurred losses of $166,566 for the year ended December 31, 2013. We have been focused on organizational, start-up activities and business plan development since we incorporated. Although we have commenced the development of our website and marketing strategy, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our product, the level of our competition and our ability to attract and maintain key management and employees.

Our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

Additionally, our auditor’s report reflects that the ability of Merculite Distributing to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

We are significantly dependent on our sole officer and director, who has minimal experience running a public company. The loss or unavailability to Merculite of Mr. Subick’s services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

Our business plan is significantly dependent upon the abilities and continued participation of Mr. Subick, our sole officer and director. It would be difficult to replace Mr. Subick at such an early stage of development. The loss by or unavailability to Merculite Distributing of Mr. Subick’s services would have an adverse effect on our business, operations and prospects, in that our inability to replace either could result in the loss of one’s investment.  Mr. Subick will generate sales through direct marketing and by creating personal contacts; some of whom we may lose as a result of losing Mr. Subick. If this occurs it may significantly affect our revenues. Finding someone with Mr. Subick’s extensive knowledge of on premise sales will be difficult. There can be no assurance that we would be able to locate or employ personnel to replace Mr. Subick, should his services be discontinued.

Our officer has minimal experience in running a public company. The lack of experience in operating a public company could impact our return on investment, if any.

As a result of our reliance on Mr. Subick, and his minimal experience in operating a public company, our investors are at risk in losing their entire investment. Mr. Subick intends to hire personnel in the future, when sufficiently capitalized, who would have the experience required to manage our company. Such management is not anticipated until the occurrence of future financing. Since this offering will not sufficiently capitalize our company, future offerings will be necessary to satisfy capital needs. Until such a future offering occurs, and until such management is in place, we are reliant upon Mr. Subick to make the appropriate management decisions.

Mr. Subick has minimal management experience related to our proposed business, which may adversely affect our success.

Mr. Subick has professional experience as a licensed insurance provider, On-Premise Supervisor and Marketing Associate. He has minimal experience as a director or officer of a public company. Even though Mr. Subick was a former executive officer and director of Oraco Resources, Inc. (formerly Sterilite Solutions, Corp.) his leadership and experience in managing a company which produces and distributes an environmentally friendly cleaning product is very limited. His lack of experience puts our investors at risk of losing their entire investment.

Mr. Subick is involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Subick’s limited time devotion to Merculite Distributing could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

Mr. Subick is currently involved in other businesses, which have not, and are not expected in the future to interfere with his ability to work on behalf of our company. Mr. Subick may in the future be involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Subick will devote only a portion of his time to our activities.

An evaluation of us is extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our business plan, the level of our competition and our ability to attract and maintain key management and employees.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

Potential issuance of additional common stock could dilute existing stockholders.

We are authorized to issue up to 100,000,000 shares of common stock of which at this time 744,750 have been issued. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. We are currently seeking additional equity financing, which if sought or obtained may result in additional shares of our common stock being issued. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock held by our existing stockholders.

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of your investment.

Due to our very recent start-up nature, we will have to incur the costs of website and marketing development, development of our product graphic materials, and packaging methodology, and all other associated fees. To fully implement our business plan we will require substantial additional funding. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

As of the date of the filing of this Annual Report on Form 10-K, we have no unresolved staff comments.

ITEM 2.                      PROPERTIES

We currently maintain an office at 19081 N. Shelby Dr., Maricopa, AZ 85138. We have no monthly rent, nor do we accrue any expense for monthly rent. Mr. Subick, our President, provides us his home in which we conduct business on our behalf. Mr. Subick does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

ITEM 3.                      LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not Applicable
PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets QB (OTC:QB) under the symbol “MRCD.”

Historically, there has not been an active trading market for our common stock. We have been eligible to participate in the OTCQB since December 18, 2013.

2013 BID PRICES
	High	Low
4th Quarter	$0.00	$0.00

Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of March 7, 2014, we had 101 stockholders of record of the shares outstanding.

Dividends

The payment of dividends is subject to the discretion of the Company’s Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid nor declared any dividends on our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends in the foreseeable future.

We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has not adopted an Equity Compensation Plan.

Recent Sales of Unregistered Securities

On April 18, 2013, we issued to Mr. Subick 118,375 shares of our restricted common stock at a price of $0.10 per share in exchange for the conversion of debt held by Mr. Subick pursuant to a revolving line of credit valued at $11,837.44 at the time of conversion.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2013.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors”. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this annual report.

Background Overview

Merculite Distributing is a development stage company incorporated in the State of Nevada in April of 2011. We were formed to distribute and eventually manufacture a private label of non-caustic “green” based cleaning solutions currently provided to us and manufactured by Integrated Environmental Technologies, Ltd., to both the public and private sectors. In April of 2011 we commenced our planned principal operations, and therefore have no significant assets.

Since our inception on April 29, 2011 through December 31, 2013, we have not generated any revenues and have incurred an accumulated net loss of $213,419. From April of 2011 through December of 2013 our business activities included the formation of our corporate entity, development of our business plan, issuance of our common stock to existing shareholders of our former parent corporation (Oraco Resources, Inc.), as well as the execution of our Separation and Distribution Agreement, Trademark Licensing Agreement, Contribution Agreement, and completing our initial public offering through the sale of 600,000 shares of our common stock,  resulting in gross proceeds of $60,000. We also initiated the process of the Company audit, as well as secured our website domain and are in the process of working on our new and improved webpage.

Plan of Operation

In order to begin generating revenue, during the next 12 months, we will focus on developing and implementing a marketing plan that integrates with our websites. We believe that using the internet is a great marketing tool not only for providing information on our company, but also for scheduling product demonstrations and web based product sales. We registered the domain name www.merculitedistributing.com and have developed a preliminary website. We are working to expand the site to be more comprehensive and intend to have a fully developed website, capable of handling online sales and video based product demonstrations during the first quarter of 2014. Our website will also link to our existing website www.sterilitesolutions.com, where the product will be available for purchase. We intend to maintain both websites.

Merculite’s revenue streams will require an improved web presence in addition to direct marketing to industry executives and public sector officials. Below are the marketing initiatives that we are currently working on, as well as an estimated timeline for completion and the estimated or anticipated costs associated with each.

•
Search engine optimization- we are currently working on inserting keywords that describe our business in the Meta tags of the websites. This will help put our websites at the top of the search results. We expect this to be complete by the end of the first quarter of 2014. We estimate the cost to be mainly in time.

•
Including our web addresses (URL’s) in directories- we have begun to identify certain online and offline directories we would like to be included in. We expect to complete this by the end of the first quarter of 2014. While some directories are free of charge, others have a small fee. Overall this portion of our business plan may cost up to $200.

•
Making contacts online and in person with potential business owners and customers- we have been networking through personal networks and have been generally discussing our product. While we have not yet made any sales, we have fostered interest. This will be an ongoing initiative and there is no cost associated.

•
Developing website based video demonstrations- we have been developing the basic ideas for the video demonstrations, but have not yet filmed or posted anything. We expect this to be completed by the end of the first quarter of 2014. We plan on using personal equipment and post to the website using free online video services, so we estimate the cost to be about $100 to purchase small equipment we may need.

•
Facilitating and participating in online discussions - online blogs and discussion boards is one method we plan to use to foster interest in our product. There are boards about cleaning products, “green” products and all other kinds of topics that we could participate in. We have not yet begun this process, and it will be an on-going initiative. The cost will be in time.

•
Trade show attendance – we are researching different trade shows locally that we could attend. This will be an on-going initiative and the cost per year may be about $500- $1,000 depending on whether we simply attend or rent a booth.

•
Traditional print marketing campaigns- we are making the decision to print traditional brochures and flyers to hand out. We expect the first set of materials to be designed and printed by the end of the second quarter of 2014. We estimate the cost to be around $500.

•
On-premise product demonstrations– the best way to advertise the effectiveness of a product is to put it to use. We plan to demonstrate the product in person to potential customers found by the above methods. This will be an ongoing initiative and will bear a minimal cost, no greater than $100.

Currently, our day-to-day operations include researching the best method for online advertising and finding the most applicable directories to include ourselves in. After funding our day to day operations will consist of maintaining the online presence we developed, visiting schools, restaurants and other establishments to conduct on-site demonstrations, attending trade shows, and developing our sales and shipping processes. To date, all of operations have been limited to start up and developmental activities and we have not yet begun distributing any products, including our privately labeled solution.

Satisfaction of our cash obligations for the next 12 months. We have accomplished the goal of developing our business plan; however, we are in the early stages of setting up an operational company capable of realizing revenues. Without cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. Our sole officer and director, Mr. Subick, has agreed to continue his part time work without pay, until such time as there are either sufficient funds from operations, or alternatively, that funds are available through private placements or another offering in the future. We have not allocated any pay for Mr. Subick out of the funds raised in our initial public offering.

Summary of any product strategy, research and development that we will perform for the term of the plan. We anticipate performing moderate levels of research and development under our plan of operation in the near future. We will continue to monitor new developments in environmentally green, non-caustic cleaning solutions. We will utilize market tools such as trade publications, company sales reports and other media offering current information on ecofriendly, non-caustic solutions.

Expected purchase or sale of plant or significant equipment. The purchase of any plant or significant equipment; is not required by us at this time or in the next 12 months.

Significant changes in number of employees. The number of employees required to operate our business is currently one part time individual. After we further our business plan, generate revenues through direct marketing and secure sales outlet contracts, we should be able to maintain our present operations. Upon meeting the thresholds listed above, and the acquisition of additional capital, we may hire at least one full time person.

Milestones:

As a result of our being a development stage company with minimal amounts of equity capital initially available we have set our goals in two stages: (1) goals based upon the availability of our initial funding; (2) goals based upon additional funding:

Stage I: Development of our business operations based upon our initial capital investments.

•	To set up our corporate structure (file for incorporation) set up corporate governance.

o	Accomplished through the incorporation in Nevada in April 2011

•	To develop an initial operational website at the lowest possible cost.

o	Accomplished through efforts of management

•	Execute the appropriate Agreements allowing for Merculite to market and sell the product

o	Accomplished through the execution of the Contribution Agreement and Trademark Agreement in May 2011.

Stage II: Begin zealous marketing efforts as described in the Plan of Operation above.

o
This is in progress through the development of our website, but all other aspects will be in progress by at least the first quarter of 2014. The most significant costs are those associated with trade show attendance and print marketing efforts of $1,000 to $1,500. Overall our marketing plan has a cost of approximately $5,000 to $8,000.

•	Begin fulfilling orders from our website or from the phone.

o	To be accomplished by first quarter 2014

We have not commenced the majority of milestones set forth in Stage II of our Plan of Operation. In the event we do not receive funding necessary to complete these activities, then we will not be in a position to continue with the operations of Merculite. Until an infusion of capital, we will not be able to complete Stage II of our Plan of Operation. We currently have insufficient capital to commence any significant advertising campaign, or complete our website. Although we are working on the development of the new website, our Plan of Operation is premised upon having advertising dollars available. We have suffered startup losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern.

Funds needed may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of the shares currently issued. At this time we have no earmarked source for these funds. Additionally, there is no guarantee that we will be able to locate additional funds. In the event we are unable to locate additional funds, we will be unable to generate revenues sufficient to operate our business as planned.

Our operations, to date, have been devoted primarily to startup and development activities, which include the following:

•	Formation of the company;

•	Execution of Separation and Distribution Agreement;

•	Working with graphic artist on a custom logo for Merculite Distributing, Inc.;

•	Development of our business plan;

•	Development and implementation of our new website;

•	Execution of a contribution agreement, securing inventory; and

•	Issued shares of our common stock to all existing shareholders of former parent company, Oraco Resources, Inc.

Merculite Distributing, Inc. is a recently established business, with temporary offices at 19081 N. Shelby Drive, Maricopa, Arizona 85138. Mr. Subick, our President and sole Director, created the business as a result of his continued interest in marketing a non-caustic, environmentally friendly cleaning solution to members of the general public as well as industries of the public and private sectors.

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2013 and December 31, 2012

Revenues

In the years ended December 31, 2013 and December 31, 2012, we did not generate any revenues.

Expenses

Operating expenses totaled $166,435 during the year ended December 31, 2013, as compared to $44,933 in the prior year ended December 31, 2012. In the year ended December 31, 2013, our expenses primarily consisted of general and administrative of $1,297 impairment of asset of $36,109, and professional fees of $129,029.

General and administrative fees increased $1,123, from the year ended December 31, 2012 to the year ended December 31, 2013. This increase was primarily due to an increase in operational activities that incur fees, such as website maintenance and administration.

Professional fees increased $84,270 from the year ended December 31, 2012 to the year ended December 31, 2013. Professional fees increased due to increase in legal and accounting fees associated with public company filings.

Other Expenses

Interest expense – related party increased by $51 to $131 in the year ended December 31, 2013 from $80 for the year ended December 31, 2012. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the year ended December 31, 2013, we generated a net loss of $166,566, increase of $121,553 from $45,013 for the year ended December 31, 2012. This was attributable to increased accounting and legal fees.

Liquidity and Capital Resources

As of December 31, 2013, we had $229 in cash. Since inception, we have financed our cash flow requirements through capital investments from our President, Mr. Subick who is also our founding stockholder. On October 5, 2011, the Company received a loan from Mr. Subick totaling $100. On December 29, 2011, the Company received a loan from Mr. Subick totaling $2,000. On July 11, 2011, the Company issued 2,000 shares of its common stock at a price of $0.10 per share for cash of $200. On March 19, 2012, the Company received a loan from Mr. Subick totaling $100.

On July 1, 2012, the Company executed a revolving credit line with a Mr. Subick for up to $20,000. The unsecured line of credit bears interest at 2% per annum with principal and interest due on July 1, 2015. As of December 31, 2013, an amount of $8,250 has been used for general corporate purposes with a remaining balance of $11,750 available. As of December 31, 2013, the balance of accrued interest was $75.

During the year ended December 31, 2013, the Company sold a total of 600,000 shares of common stock in exchange for $60,000.

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

Even though we intend to begin generating revenues, we can make no assurances and therefore we may incur operating losses in the next twelve months. Our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, stay abreast of developing trends, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

The following table sets forth a summary of our cash flows for the periods indicated:

	Fiscal Year Ended December 31,
	2013	2012
Net cash used in operating activities	$(69,979)	$(6,674)
Net cash used in investing activities	$(3,000)	$-
Net cash provided by financing activities	$72,750	$5,100
Net increase/(decrease) in Cash	$(229)	$(1,574)
Cash, beginning of year	$458	$2,032
Cash, end of year	$229	$458

Operating activities

Net cash used in operating activities was $69,979 for the year ended December 31, 2013, as compared to $6,674 used in operating activities for the same period in 2012. The increase in net cash used in operating activities was primarily due to a decrease in prepaid expenses due to the impairment of $36,109 and an increase in accounts payable of $64,721.

Investing activities

Net cash used in investing activities was $3,000 for the period ended December 31, 2013, as compared to $0 used in investing activities for the same period in 2012. The net cash used in investing activities for the current period was primarily due to development of the website.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2013 was $72,750, as compared to $5,100 for the same period of 2012. The increase of net cash provided by financing activities was mainly attributable proceeds from initial public offerings and proceeds from notes payable from Steven Subick.

As of December 31, 2013, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

Since inception, we have financed our cash flow requirements through issuance of common stock and debt financing. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of product sales. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop our line of products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Merculite as a going concern. Merculite may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of our services. Management intends to use revenues and security sales to mitigate the effects of cash flow deficits; however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Merculite be unable to continue existence.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-11 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T).        CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, Steven Subick, evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, it was concluded that our disclosure controls and procedures are effective in timely alerting to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports filed or submitted under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.                      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sole member of our Board of Directors serves without compensation until the next annual meeting of stockholders, or until his successor has been elected. The officers serve at the pleasure of the Board of Directors. Our sole executive officer is Mr. Steven A. Subick, who is our President, Secretary, Treasurer and director. Information as to the sole executive officer and director is as follows:

Name	Age	Title
Steven A. Subick	34	President, Secretary, Treasurer and Director

Duties, Responsibilities and Experience

Steven A. Subick, has been our President, Secretary, Director and founder of Merculite Distributing, Inc., from April 29, 2011 to present.  Originally born in Philadelphia, Pennsylvania, Mr. Subick attended Temple University focusing his studies in business management and marketing.  From February 2013 through present, Mr. Subick has been employed with Amalie Oil Company as a district sales representative. From August of 2011 through January 2013, Mr. Subick was a district sales manager for Jobber Wholesale. From May of 2010 to August 2011, Mr. Subick was employed as a poker dealer at Gila River Wild Horse Pass Casino.  From 2009 to 2010, Mr. Subick was a representative of State Farm Life Insurance as a licensed insurance provider for the State of Arizona.  Prior to working with State Farm, Mr. Subick held a position as a Marketing Associate for Sysco Arizona, representing over 13,000 products for the company from 2007 to 2009.  In addition, Mr. Subick was an On-Premise Supervisor for Crescent Crown Distributing, working with local establishments in increasing sales of Coors Products through special events and promotions.  Mr. Subick worked with Crescent Crown from 2003-2007. Mr. Subick’s prior sales management experience, as well as his leadership in Oraco Resources, Inc. (formerly Sterilite Solutions, Corp.) has led us to the conclusion he would be capable to serve as our Director.  Mr. Subick will be responsible for the day to day operation of the Company.

Family Relationships

There are no family relationships among any of our officers or directors.

Code of Ethics

The Company has not adopted a Code of Ethics.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve for a 3 year term and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks.  The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future.  In selecting a nominee for director, the Board or management considers the following criteria:

Whether the nominee has the personal attributes for successful service on the Board such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company;

1.
Whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

2.
Whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to the Company’s current or future business, will add specific value as a Board member.

3.	Whether there is any other factors related to the ability and willingness of a new nominee to serve or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion, and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director.  During 2013, the Company appointed Mr. Steven Subick as Director of the Company.

The Company will consider for inclusion in its nominations of new Director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of the Company for at least one year.  Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources.  Any stockholder who wishes to recommend for the Company’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to the Company’s Secretary at the following address:  19081 N. Shelby Dr., Maricopa, AZ 85138.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock that has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.

Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were current in their filings.

Corporate Governance

We currently do not have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions. Until formal committees are established, our entire Board of Directors performs the same functions as an audit, nominating and compensation committee.

ITEM 11.                      EXECUTIVE COMPENSATION

Overview of Compensation Program

We currently have not appointed members to serve on the Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company and only having one executive officer, the Board evaluates both performance and compensation on an informal basis.  Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company.  Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation

Mr. Subick, our President and CEO has not received any compensation, including plan or non-plan compensation, nor has our Mr. Subick earned any compensation as of the date of the most recently completed fiscal year.

Future Compensation

Mr. Subick has agreed to provide services to us without compensation until such time as either we have earnings from our revenue, if any, at which time we will pay Mr. Subick a minimum salary of $20,000 per year.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the fiscal year ended December 31 2013.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Steven Subick
President(1)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$0

	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$0
(1)	Mr. Subick has served as President since the Company’s inception on April 29, 2011

Employment Agreements

The Company did not enter into any employment agreements during the period ended December 31, 2013.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person that would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company, except with respect to a breach of contract on the part of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on March 7, 2014 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 744,750 shares of common stock outstanding.

Security Ownership of Management and Certain Beneficial Owners

Title of Class	Name of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Class(2)
Common	Steven Subick, President	135,042	18.1%
	All Beneficial Owners as a Group	135,042	18.1%
(1)
As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Party’s address is in care of the Company at 19081 N. Maricopa, AZ 85138.

(2)	Figures are rounded to the nearest tenth of a percent.
“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from the date of this filing.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions and Certain Relationships

The Company utilizes office space provided at no cost from Mr. Subick, our sole officer and director of the Company. Office services are provided without charge by Mr. Subick. Such costs are immaterial to the financial statements and, accordingly, have not been reflected.

In May 2011, Merculite executed a Separation and Distribution Agreement with Oraco Resources, Inc. wherein Merculite separated from its former parent Oraco. The Agreement sets forth the arrangements among Merculite and Oraco regarding the principal transactions to separation and that governs the relationship of Oraco and Merculite after the spin-off. The Spin-off was accomplished by the distribution by Oraco of all shares of Merculite owned by it, among the shareholders of the company on a pro rata basis.

In May 2011, Merculite executed a Trademark Assignment and Acquisition Agreement with Oraco Resources, Inc. wherein Oraco Resources, Inc. granted an irrevocable assignment of all right, title and interest in and to the mark “Sterilite” and registration of the mark to Merculite. The agreement is effective until terminated by both parties.  As of December 31, 2013, the Company decided not to pursue the trademark.

In May 2011, Merculite executed a Contribution Agreement with an individual who held a credit for the purchase of cleaning and neutralizing, EcaFlo® Anolyte. The individual contributed the credit in exchange for 361,090 pre reverse split, 602 post reverse split, restricted common shares of Merculite, valued at about $0.10 per share pre-split and $59.98 post-split.

On October 5, 2011, the Company received a loan from an officer and director of the Company Mr. Steven Subick totaling $100.  The loan is unsecured, bears interest at 2% per annum and is due in October 2014.

On December 29, 2011, the Company received a loan from an officer and director of the Company Mr. Steven Subick totaling $2,000.  The loan is unsecured, bears interest at 2% per annum and is due in December 2014.

On March 19, 2012, the Company received a loan from an officer and director of the Company Mr. Steven Subick totaling $100.  The loan is unsecured, bears interest at 2% per annum and is due in March 2015.

On July 1, 2012, the Company executed a revolving credit line with a related party Mr. Steven Subick for up to $20,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on July 1, 2015.  As of June 30, 2013, an amount of $400 has been used for general corporate purposes with a remaining balance of $19,600 available.

On April 18, 2013, the Company executed a debt conversion agreement with Mr. Steve Subick to convert the outstanding balance owed by the Company of $11,837.44 through the existing revolving line of credit, to 118,375 shares of the Company’s restricted common stock.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTCQB does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the year ended December 31, 2013, DeJoya Griffith, LLC billed the Company $12,750 for the audit of the 2012 annual financial statements and the quarterly reviews.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning for fiscal year 2013.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Merculite Distributing, Inc.		S-1		3(i)(a)	4/06/12

3(ii)(a)	Bylaws of Merculite Distributing, Inc.		S-1		3(ii)(a)	4/06/12

10.1	Revolving Grid Note Dated January 24, 2014	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X
*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCULITE DISTRIBUTING, INC.

By:  /S/ Steven Subick
       Steven Subick, President

Date: March 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Steven Subick	President, Chief Executive Officer, Principal Accounting Officer and Director	March 7, 2014
Steven Subick

MERCULITE DISTRIBUTING, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Merculite Distributing Inc

We have audited the accompanying balance sheets of Merculite Distributing Inc (A development Stage Company) (the "Company") as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the periods from inception (April 29, 2011) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merculite Distributing Inc (A development Stage Company) as of December 31, 2013 and 2012 and the result of its operations and its cash flows for the years then ended and from inception (April 29, 2011) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
March 07, 2014

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052
Telephone (702) 563-1600 ● Facsimile (702) 920-8049
www.dejoyagriffith.com

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(AUDITED)

	December 31,	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$229	$458
Prepaid expenses	4,375	36,109
Total current assets	4,604	36,567

Website	3,000	-

Total assets	$7,604	$36,567

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$94,551	$29,830
Total current liabilities	94,551	29,830

Long-term liabilities:
Accrued interest payable - related party	75	81
Notes payable - related party	-	2,200
Line of credit - related party	8,250	5,000
Total long-term liabilities	8,325	7,281

Total liabilities	102,876	37,111

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of December 31, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 744,750 and 26,376, shares issued and outstanding
as of December 31, 2013 and December 31, 2012, respectively	745	26
Additional paid-in capital	132,746	61,627
Deficit accumulated during development stage	(228,763)	(62,197)
Total stockholders' deficit	(95,272)	(544)

Total liabilities and stockholders' deficit	$7,604	$36,567

The accompanying notes are an integral part of the financial statements.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(AUDITED)

	For the	For the	Inception
	year	year	(April 29, 2011)
	ended	ended	to
	December 31,	December 31,	December 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating expenses:
General and administrative	1,297	174	3,310
Impairment of asset	36,109	-	36,109
Professional fees	129,029	44,759	173,788
Total operating expenses	166,435	44,933	213,207

Other expenses:
Interest expense - related party	(131)	(80)	(212)
Total other expenses	(131)	(80)	(212)

Net loss	$(166,566)	$(45,013)	$(213,419)

Weighted average number of common shares	262,926	26,376
outstanding - basic

Net loss per common share - basic	$(0.63)	$(1.71)

The accompanying notes are an integral part of the financial statements.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(AUDITED)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Shares		Common Shares		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Inception April 29, 2011	-	$ -	-	$ -	$ -	$ -	$ -

May 6, 2011
Issuance of common stock for spin off from Oraco Resources, Inc.	-	-	25,603	26	15,318	(15,344)	-

May 10, 2011
Issuance of common stock for services			167	-	10,000		10,000

May 17, 2011
Issuance of common stock for prepaid expenses			602	-	36,109		36,109

July 11, 2011
Issuance of common stock for cash			4	-	200		200

Net loss						(1,840)	(1,840)

Balance, December 31, 2011	-	-	26,376	26	61,627	(17,184)	44,469

Net loss						(45,013)	(45,013)

Balance, December 31, 2012	-	$ -	26,376	$ 26	$ 61,627	$ (62,197)	$ (544)

April 18, 2013
Issuance of common stock for debt converted – related party	-	-	118,374	119	11,719	-	11,838

September 30, 2013
Issuance of common stock for cash	-	-	600,000	600	59,400	-	60,000
Net loss						(166,566)	(166,566)

Balance, December 31, 2013	-	$ -	744,750	$ 745	$ 132,746	$ (228,763)	$ (95,272)

The accompanying notes are an integral part of the financial statements.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the	Inception
	year	year	(April 29, 2011)
	ended	ended	to
	December 31,	December 31,	December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(166,566)	$(45,013)	$(213,419)
Adjustment to reconcile net loss to net cash used in operating activities
Impairment of assets	36,109	-	36,109
Changes in operating assets and liabilities:
Decrease in prepaid expenses	(4,375)	10,000	5,625
Increase in accounts payable	64,721	28,259	94,551
Increase in accrued interest payable - related party	132	80	213

Net cash used in operating activities	(69,979)	(6,674)	(76,921)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of website	(3,000)	-	(3,000)

Net cash used in investing activities	(3,000)	-	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	60,000	-	60,200
Proceeds from notes payable - related party	-	100	2,200
Proceeds from line of credit - related party	13,750	5,000	18,750
Payments to line of credit - related party	(1,000)	-	(1,000)

Net cash provided by financing activities	72,750	5,100	80,150

NET CHANGE IN CASH	(229)	(1,574)	229

CASH AT BEGINNING OF PERIOD	458	2,032	-

CASH AT END OF PERIOD	$229	$458	$229

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for spin off from Oraco Resources, Inc.	$-	$-	$15,344
Shares issued for prepaid expenses	$-	$-	$46,109
Shares issued for debt conversion	$11,837	$-	$11,837

The accompanying notes are an integral part of the financial statements.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(AUDITED)

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company plans to commence amortization upon completion of the Company’s fully operational website.  Amortization expense for the years ended December 31, 2013 and 2012 was $0 and $0, respectively.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the years ended December 31, 2013 and 2012.

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

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(AUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation (continued)

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

Basic loss per share

Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.  As of December 31, 2013 and 2012, there were no stock equivalents outstanding.  Diluted and basic loss per share is the same.

Income taxes

The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2013 and 2012, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2013 and 2012, no income tax expense has been incurred.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(AUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expensesand accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Year end

The Company has a year end of December 31.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the company’s financial statements.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(AUDITED)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses since inception (April 29, 2011) through the period ended December 31, 2013 of ($213,419). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

NOTE 4 – PREPAID EXPENSES

On May 17, 2011, the Company issued 361,090 shares of its common stock in exchange for prepaid expenses which is a credit to purchase inventory for the Company.  The shares were valued according to the value of the credit.  During the year ended December 31, 2013, the Company impaired the entire balance of $36,109.  Management decided to impair the asset due to obsolescence.  The Company is looking into other vendors and suppliers since the products haven’t generated as much interest as they had initially planned on.  As of December 31, 2013, the Company has utilized $0 of the credit and has a remaining balance of $0.

During the year ended December 31, 2013, the Company prepaid website maintenance costs totaling $5,000 for a period of 2 years.  During the year ended December 31, 2013, the Company expensed $625 and the balance as of December 31, 2013 was $4,375.

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

During the year ended December 31, 2012, the Company drew down $5,000 against the revolving line of credit.

On April 18, 2013, the Company converted $2,200 in loans, $9,500 from the revolving line of credit and $137 in accrued interest into 118,375 shares of common stock.

During the year ended December 31, 2013, the Company drew down $13,750 and repaid $1,000 against the revolving line of credit.  As of December 31, 2013, an amount of $8,250 has been used for general corporate purposes with a remaining balance of $11,750 available.

Interest expense for the years ended December 31, 2013 and 2012 was $131 and $80, respectively.  Total accrued interest payable as of December 31, 2013 and 2012 was $75 and $81, respectively.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(AUDITED)

NOTE 6 – INCOME TAXES

At December 31, 2013 and 2012, the Company had a federal operating loss carryforward of $213,419 and $46,853 which begins to expire in 2031.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Net operating loss carryforward	$177,310	$46,853
Total deferred tax assets	62,059	16,399
Less: Valuation allowance	(67,429)	(16,399)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $67,429 and $16,399, which will begin to expire 2031.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013 and 2012 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2013 and 2012:

	2013	2012
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.  The Company did not authorize terms and rights of preferred shares as of December 31, 2013.

Common stock
On May 6, 2011, the Company issued 25,603 shares of its common stock as part of a spin off from Oraco Resources, Inc.  The shares were valued at a price of $0.60 for $15,344 and were recorded to accumulated deficit during development stage.

On May 10, 2011 the Company issued 167 shares of its common stock at a price of $59.88 per share for services of $10,000.  The shares were valued according to the value of the services to be rendered.

MERCULITE DISTRIBUTING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(AUDITED)

NOTE 7 – STOCKHOLDERS’ EQUITY

Common stock (continued)
On May 17, 2011, the Company issued 602 shares of its common stock at a price of $59.99 per share in exchange for prepaid expenses which is a credit to purchase inventory for the Company.  The shares were valued according to the value of the credit.

On July 11, 2011, the Company issued 4 shares of its common stock at a price of $50 per share for cash of $200.

The Company had 15,807,090 shares of common stock issued and outstanding as of September 30, 2012. Following a reverse stock split on the basis of 600:1 effective October 15, 2012, there were 26,376 shares of common stock issued and outstanding.

All references in these financial statements to number of common shares and weighted number of common shares outstanding prior to 600 to 1 stock split on October 15, 2012 have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted.

On April 18, 2013, the Company issued 118,375 shares of common stock to a related party for conversion of debt totaling $11,837.  The Company converted $2,200 in loans, $9,500 from the revolving line of credit and $137 in accrued interest.  The fair value of the common stock was based on the offering price of the S-1.

On September 30, 2013, the Company issued 600,000 shares of common stock for cash of $60,000 as per the shares registered with SEC and completed its initial public offering.

NOTE 8 – WARRANTS AND OPTIONS

As of December 31, 2013 and 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 – SUBSEQUENT EVENTS

On January 24, 2014, the Company executed a revolving credit line with a third party for up to $400,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on January 24, 2016.  During the two month period ended February 28, 2014, the Company received total proceeds of $143,970 as a draw against the line of credit.