Form 10-Q
period 2014-03-31
BLACKCRAFT CULT, INC.
filed 2014-05-20
CIK 1521549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54898

BLACKCRAFT CULT, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0686483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1030 N Main Street. Unit B, Orange, CA	92867
(Address of principal executive offices)	(Zip Code)

(949) 547-5916
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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 20, 2014 was 198,620,446 shares.

BLACKCRAFT CULT, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

BLACKCRAFT CULT, INC.
FORMERLY MERCULITE DISTRIBUTING, INC.
BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash and equivalents	$65,039	$78,059
Accounts receivable	3,931	691
Inventory	95,452	76,153
Total current assets	164,422	154,903

Fixed assets, net	3,669	3,928
Marketable securities	50,000	-

Total assets	$218,091	$158,831

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$196,810	$347
Accrued liabilities	4,731	11,617
Total current liabilities	201,541	11,964

Long-term liabilities:
Accrued interest payable - related party	116	-
Notes payable - related party	4,607	-
Line of credit - related party	8,250	-
Total long-term liabilities	12,973	-

Total liabilities	214,514	11,964

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 6,666,,660,000 shares
authorized, 198,620,014 and 148,350,510, shares issued and outstanding
as of March 31, 2014 and December 31, 2013, respectively	198,620	148,351
Additional paid-in capital	-	(430,414)
Retained earnings (deficit)	(195,043)	428,930
Total stockholders' equity	3,577	146,867

Total liabilities and stockholders' equity	$218,091	$158,831

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.
FORMERLY MERCULITE DISTRIBUTING, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2014	2013

Revenue
Product sales	$378,743	$158,287
Shipping income	58,555	26,898
Total revenue	437,298	185,185

Cost of sales
Product cost of goods sold	88,384	34,847
Shipping costs	49,089	23,935
Total cost of sales	137,473	58,782

Gross profit	299,825	126,403

Operating expenses:
General and administrative	172,855	26,349
Executive compensation	1,000	-
Depreciation	259	-
Total operating expenses	174,114	26,349

Net income	$125,711	$100,054

Weighted average number of common shares	151,542,816	148,350,510
outstanding - basic

Net income per common share - basic	$0.00	$0.00

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.
FORMERLY MERCULITE DISTRIBUTING, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$125,711	$100,054
Adjustment to reconcile to net income to net cash used in operating activities:
Depreciation	259	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,240)	-
(Increase) in inventory	(19,299)	(5,000)
Increase in accounts payable	40,033	-
(Decrease) in accrued liabilities	(6,886)	2,044
Increase in accrued interest payable - related party	192	-

Net cash used in operating activities	136,770	97,098

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(50,000)	-

Net cash used in investing activities	(50,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired at merger	21,344	-
Net liabilities acquired at merger	(125,741)	-
Member's contributions	-	26,593
Member's distributions	-	(70,855)
Proceeds from notes payable - related party	4,607	-
Proceeds from line of credit - related party	-	-
Payments to line of credit - related party	-	-

Net cash provided by financing activities	(99,790)	(44,262)

NET CHANGE IN CASH	(13,020)	52,836

CASH AT BEGINNING OF PERIOD	78,059	-

CASH AT END OF PERIOD	$65,039	$52,836

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.
(FORMERLY MERCULITE DISTRIBUTING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto included in the Company’s 8-K current report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Organization
The sole proprietorship was formed and a doing business as was filed on January 11, 2013 (Date of Inception) under the laws of the State of California, as DBA Blackcraft Cult.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

On January 15, 2014, the Company entered into Contribution Agreement with Blackcraft Emoji Incorporated, a California corporation (“BEI”), whereby they contributed 100% of the assets, liabilities and operations of the Company in exchange for 148,349,497 shares of BEI.  Prior to the Contribution Agreement, BEI had 1,000 shares issued and outstanding.

On March 21, 2014, BEI entered into an Acquisiton Agreement and Plan of Merger (the “Merger Agreement”) by and among Merculite Sub Co (“Sub Co”), a Nevada corporation and wholly owned subsidiary of BCC, and Blackcraft Cult, Inc. (“BCC”), a Nevada corporation; Sub Co and BEI being the constituent entities in the Merger.  Pursuant to the Merger Agreement BCC intends to issue 2,234,280 shares of its Rule 144 restricted common stock in exchange for 100% of BEI’s issued and outstanding common stock.  Pursuant to the terms of the Merger, Sub co will be merged with BEI and Sub Co will cease to exist and BEI will become a wholly owned-subsidiary of BCC. Subject to the terms and conditions set forth in the Merger Agreement, the Merger closed on March 27, 2014 (the “Closing Date”).  The Merger, upon closing will provide BCC with the ownership of 100% of BEI.

The Merger Agreement contains conditions to closing which include: (i) BCC issuing 2,234,580 shares of restricted common stock in exchange for 100% of the issued and outstanding common stock of BEI, and (ii) auditable financial statements of BEI, prepared pursuant to Regulation S-X. The audited financial statements of BEI shall be completed and presented to the Company for filing with a Form 8-K, as required by Item 2.01 and Item 9.01 of Form 8-K, within 4 days of the Closing Date of the Merger.

BLACKCRAFT CULT, INC.
(FORMERLY MERCULITE DISTRIBUTING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For accounting purposes, the acquisition of the BEI by BCC has been accounted for as a recapitalization, similar to a reverse acquisition except no goodwill is recorded, whereby the private company, BEI, in substance acquired a non-operational public company (BCC) with nominal assets and liabilities for the purpose of becoming a public company.   Accordingly, BEI is considered the acquirer for accounting purposes and thus, the historical financials are primarily that of BEI.  As a result of this transaction, BCC, Inc. changed its business direction and is now a beverage business.  Additionally, the Company changed its name from Merculite Distributing, Inc. to Blackcraft Cult, Inc.

Nature of operations
Currently, the Company’s operations are retail and wholesale sales of merchandise including clothing, hats, etc.

Inventory
Inventories are stated at the lower of cost (average cost) or market (net realizable value).  As of March 31, 2014, the Company had finished goods inventory of $95,452.

Revenue recognition
The Company’s records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.  The Company records revenue from the sale of merchandise upon shipment or delivery of the products to the customer.  The Company also records the shipping income when the products are sent to the customer.

Sales returns and allowances
The Company has a 14 day return/exchange policy and is accepted for items that are in a like new condition.  The return postage is the responsibility of the customer except for those items which are the result of the Company’s improper filling of the order.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

BLACKCRAFT CULT, INC.
(FORMERLY MERCULITE DISTRIBUTING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent pronouncements
The Company has evaluated recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – FIXED ASSETS

The following is a summary of fixed assets:

March 31,
2014
Computer equipment	$1,229
Machinery and equipment	3,127
Fixed assets, total	4,356
Less: accumulated depreciation	(687)
Fixed assets, net	$3,669

Depreciation expense for the three months ended March 31, 2014 was $259.

BLACKCRAFT CULT, INC.
(FORMERLY MERCULITE DISTRIBUTING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

NOTE 3 – NOTES PAYABLE AND LINE OF CREDIT – RELATED PARTY

As of March 31, 2014, an amount of $8,250 has been used for general corporate purposes with a remaining balance of $11,750 available on the line of credit – related party.

Interest expense for the three months ended March 31, 2014 was $40.

During the three months ended March 31, 2014, the Company received a loan totaling $4,607 from an officer, director and shareholder.  The loan bears no interest and is due upon demand.

NOTE 4 – STOCKHOLDERS’ EQUITY

During January 2014, BEI sold a total of 620,000 shares of common stock for a total of $155,000.

On March 5, 2014, BEI effectuated a reverse stock split of 66.666 to 1.

On March 27, 2014, BCC effectuated a forward stock split of 1 to 66.666.

NOTE 5 – SUBSEQUENT EVENTS

During May 2014, the Company sold 540,000 shares of common stock for cash of $135,000.  As of the date of this filing, the shares have not been issued.

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

Throughout this Quarterly Report references to “we”, “our”, “us”, “Blackcraft”, “the Company”, and similar terms refer to Blackcraft Cult, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.merculitedistributing.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Blackcraft Cult, Inc., 1030 N Main Street. Unit B, Orange, CA 92867.

OVERVIEW AND OUTLOOK

General Business Development

Blackcraft Cult, Inc. was formed as a Nevada corporation in April of 2011. On March 18, 2014, we changed our name from Merculite Distributing, Inc. to Blackcraft Cult, Inc. The amendment occurred as a result of our stockholders approving the amendment at the 2013 Annual Meeting of Stockholders and a subsequent vote by the Board of Directors. Effective March 27, 2014, we completed the acquisition of Blackcraft Emoji Incorporated.

As a result of acquiring Blackcraft Emoji Incorporated, the Company is now involved in operating the Blackcraft lifestyle apparel brand rooted in the ideal of self-realization being superior to religious indoctrination and other society enforced norms.

Forward Split

On March 27, 2014, the Company effectuated a 66.666 to 1 forward split (the “Forward Split”) of its issued and unissued common shares as of April 7, 2014, the record date. Immediately after the forward split, the number of shares issued and outstanding increased from 2,979,330 to 198,620,014. The number of authorized shares increased from 100,000,000 to 6,666,600,000 common shares.

Business Overview

Blackcraft is a specialty retailer of apparel, accessories, and gift items for young men and women. Blackcraft is a lifestyle brand rooted in the ideal of self-realization being superior to religious indoctrination and other society enforced norms. The brand is darker in nature but positive in message, filling a void in the market which until Blackcraft, was non-existent. We generate revenues primarily online through our website and our retail store located Orange, California.

Products

The Company currently features a product line consisting of a variety of clothing and accessories including T-shirts, sweatshirts, tank-top shirts, crewneck pullovers, women's leggings and crop tops, beanies, hats, patches, cell phone cases, candles, coffee, and much more to come. These products can be purchased at the Company’s website (www.blackcraftcult.com) or at the Company’s flagship store located in Orange, California which was opened on April 13, 2013.

All the items are profitable with the lion's share of the business currently coming from the sale of t-shirts and hooded pullovers. The brand identity follows the slogan, “Less is more”, with the merchandise predominantly single color prints that are black garments bodied with white ink.

Apart from the generic product line, Blackcraft also has a popular Limited Edition and Premium product line that is continually sold out. The Limited Edition products consist mostly of t-shirts, hooded pullovers, and women’s leggings with occasional exceptions. The Premium product line are products with more drastic changes in the wash, make, and feel creating a new appearance.

Apart from Blackcraft's individual products, partnerships, co-branding, and involvement from celebrities, bands, and other channels of influence will also create new merchandising with combined therefore new lines and looks of lifestyle products.

The Company is currently working on products that will be available in six months’ time in men’s and women’s polo shirts, accessories such as regular beanies, socks, shoes, backpacks and jewelry, and other specialized products. The future specialized products under consideration by Blackcraft that are unique to the Company and any retail brand consists of, among other products: artisan crafted Ouija boards, high quality straight from hell unholy water and a Blackcraft Emoji app for phones. The planned for products that will be available within 12 months include men’s and women’s denim jeans and vests, lingerie, cosmetics, lines of liquor (initially tequila and vodka), and a book describing Bobby and Jim’s, our management’s, journey in life and the significance of Blackcraft’s profound message.

Mobile Application – Blackcraft Zodiac

We recently created the Blackcraft Zodiac dating app. Unlike Tinder, Grindr, Hinge, and other dating apps, which rely solely on GPS, location-based technology, Blackcraft Zodiac uses the science of astrology to help singles meet their soul mate from the palm of their hand. Blackcraft Zodiac's push technology calls upon the universe to play match-maker and helps individuals find their celestial counterpart within the same building or room. The app is available for download in Google play and will be available in the Apple App Store soon. For more information, visit www.BCZodiac.com.

Marketing

We strive to increase sales and our brand recognition, enhance the customer shopping experience and reach out to new customers using social media; reliance on our customers and associates; compelling store design; and attending events.

The strategy to reach more of the target market is to strategically place, attend, host, promote, and gift both cyberwise and physically around the world. Being up-to-date on social media sites such as Facebook, Instagram, and Twitter, and always having something new and exciting about the brand or related subjects to intrigue and fascinate the following into Blackcraft's movement and lifestyle. The concept of unique products such as the Ouija Board and Unholy Water to promote the lifestyle in a way that is not ordinary or traditional. Attending events and parties to increase the hype and popularity of the image and message through social interaction and word-of-mouth.

Because the majority of the target market are people in their teens to mid-twenties, low to middle-class in social economic terms, share competitions that give away free but meaningful and substantial prizes would entice more followers. The outreach of celebrities and other relevant but common themed brands to cooperate, partner, and assist in the promotion of Blackcraft will link and create more recognition of the brand.

Competition

The apparel and accessory categories within the retail industry in which we operate are highly competitive and are subject to rapidly changing consumer demands and preferences. We compete with numerous retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. We currently compete with street alternative stores located primarily in metropolitan areas; shopping mall-based teenage-focused retailers; big-box discount stores; mail order catalogs and websites; and with numerous potential competitors who may begin or increase efforts to market and sell products competitive with Blackcraft products.  Increased competition could have a material adverse effect on our business, results of operations and financial condition.

Description of Property

We currently maintain our store at 1030 N. Main Street, Unit B, Orange, CA 92867. Our monthly rent for this location is $1,200.

Personnel

As of the date of this filing, we have 4 full-time employees, one of which is an officer of the Company. We also have 2 independent contractors, one of which is an officer of the Company.

Going Concern

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2014 and March 31, 2013

RESULTS OF OPERATIONS

Revenues.  In the three months ended March 31, 2014, we generated $437,298 in revenue as compared to $158,287 for the three months ended March 31, 2013. The $279,011 increase in revenue for the three months ended March 31, 2014 was primarily due to increased product sales.

Cost of Sales.  Cost of sales for the three months ended March 31, 2014 was $137,473 as compared to $58,782 for the three months ended March 31, 2013. The $78,691 increase in cost of sales for the three months ended March 31, 2014 was primarily due to increased product cost of goods sold and increased shipping costs.

Gross Profit.  Gross profit for the three months ended March 31, 2014 was $299,825 as compared to $126,403 for the three months ended March 31, 2013. The $173,422 increase in gross profit for the three months ended March 31, 2014 was primarily due to increased sales of our products.

Expenses.  Operating expenses totaled $174,114 during the three months ended March 31, 2014. Our expenses primarily consisted of general and administrative of $172,855, executive compensation of $1,000 and depreciation of $259.

General and administrative fees increased $146,506, from the three months ended March 31, 2014 to the three months ended March 31, 2013. This increase was primarily due to an increase in operational activities that incur fees, such as professional fees.

Executive compensation increased $1,000 from the three months ended March 31, 2014 to the three months ended March 31, 2013. Executive compensation fees increased due to an increase in stock issued to management as compensation.

Depreciation increased by $259 to $259 in the three months ended March 31, 2014 from $0 for the three months ended March 31, 2013. The increase was the result of an increase in fixed assets.

Net Income.  During the three months ended March 31, 2014, we generated a net income of $125,711 as compared to $100,054 for the three months ended March 31, 2013. The $25,657 increase in net income for the three months ended March 31, 2014 was primarily due to an increase in revenue.

Liquidity and Capital Resources

As of March 31, 2014, we had $65,039in cash. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Net cash used in operating activities	(136,770)	(97,098)
Net cash used in investing activities	(50,000)	-
Net cash provided by financing activities	(99,790)	(44,262)
Net increase/(decrease) in Cash	(13,020	52,836
Cash, beginning	78,059	-
Cash, ending	65,039	52,836

Operating activities

Net cash used in operating activities was $136,770 for the period ended March 31, 2014, as compared to $97,098 used in operating activities for the same period in 2013. The increase in net cash used in operating activities was primarily due to an increase in revenue.

Investing activities

Net cash used in investing activities was $50,000 for the period ended March 31, 2014, as compared to $0 used in investing activities for the same period in 2013. The net cash used in investing activities for the current period was primarily due to a strategic investment.

Financing activities

Net cash provided by financing activities for the period ended March 31, 2014 was $99,790, as compared to $44,262 for the same period of 2013. The increase of net cash provided by financing activities was mainly attributable to an increase the liabilities acquired in the reverse merger.

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

Since inception, we have financed our cash flow requirements through issuance of common stock and debt financing. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of operating revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient operating revenues in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. See Note 1 – Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

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

Item 4T.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer, Robert Schubenski, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are designed to operate at a reasonable assurance level which is effective in providing reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuance Pursuant to Merger Agreement

During March 2014, the Company issued 148,970,510 shares of restricted common stock (post 66.666 forward split) in exchange for 100% of BEI’s issued and outstanding common stock pursuant to the conditions to closing of the Merger.

We believe that the issuance and sale of the above securities were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The securities were issued directly by us and did not involve a public offering or general solicitation. The recipients of the securities were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the securities, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.
Subsequent Issuances

During May 2014, we sold 540,000 shares of common stock to a total of 3 accredited investors for a total purchase price of $135,000, all of which was paid in cash. The 540,000 shares of common stock are in the process of being issued as of the date of this filing.

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended March 31, 2014.

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

BLACKCRAFT CULT, INC.

Date: May 20, 2014	By:	/S/ Robert Schubenski
Robert Schubenski
President
(Principal Executive Officer and duly authorized signatory)