Form 10-Q/A
period 2014-03-31
BLACKCRAFT CULT, INC.
filed 2014-07-28
CIK 1521549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q /A
(Amendment No. 1)

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

Explanatory Note: The Company is amending this Form 10-Q to include a statement of stockholders’ equity for the interim period, to revise the balance sheet to reclassify the retained earnings balance as of 12/31/13 to additional paid-in capital since the retained earnings balance as of 12/31/13 consists of the accumulated earnings of a nontaxable entity and revise the retained earnings balance as of 3/31/14 so that it includes only the earnings accumulated since the entity became a taxable entity, and to revise Item 4. Controls and Procedures. No other disclosure was changed as a result of this amendment.

BLACKCRAFT CULT, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

BLACKCRAFT CULT, INC.
FORMERLY MERCULITE DISTRIBUTING, INC.
BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash and equivalents	$65,039	$78,059
Accounts receivable	3,931	691
Inventory	95,452	76,153
Total current assets	164,422	154,903

Fixed assets, net	3,669	3,928
Marketable securities	50,000	-

Total assets	$218,091	$158,831

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$196,810	$347
Accrued liabilities	4,731	11,617
Total current liabilities	201,541	11,964

Long-term liabilities:
Accrued interest payable - related party	116	-
Notes payable - related party	4,607	-
Line of credit - related party	8,250	-
Total long-term liabilities	12,973	-

Total liabilities	214,514	11,964

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 6,666,660,000 shares
authorized, 198,620,014 and 148,350,510, shares issued and outstanding
as of March 31, 2014 and December 31, 2013, respectively	198,620	148,351
Additional paid-in capital	-	(1,484)
Retained earnings (deficit)	(195,043)	-
Total stockholders' equity	3,577	146,867

Total liabilities and stockholders' equity	$218,091	$158,831

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

BLACKCRAFT CULT, INC.
FORMERLY MERCULITE DISTRIBUTING, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

							Total
					Additional	Retained	Stockholders'
	Preferred Shares		Common Shares		Paid-In	Earnings	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
January 1, 2014
Balance forward	-	$-	148,350,510	$148,351	$(1,484)	$-	$146,867

January 28, 2014
Issuance of common stock for cash			620,000	620	154,380		155,000

March 27, 2014
Recapitalization due to reverse merger			49,649,504	49,649	(152,896)	(320,754)	(424,001)

Net loss						125,711	125,711

Balance, March 31, 2014	-	$-	198,620,014	$198,620	$-	$(195,043)	$3,577

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

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the Company’s last fiscal quarter, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), who concluded that the Company’s disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

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

BLACKCRAFT CULT, INC.

Date: July 28, 2014	By:	/S/ Robert Schubenski
Robert Schubenski
President
(Principal Executive Officer and duly authorized signatory)