Form 10-Q
period 2014-06-30
BLACKCRAFT CULT, INC.
filed 2014-08-19
CIK 1521549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 19, 2014 was 199,360,046 shares.

BLACKCRAFT CULT, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

BLACKCRAFT CULT, INC.
FORMERLY MERCULITE DISTRIBUTING, INC.
BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2014	2013

ASSETS

Current assets:
Cash and equivalents	$163,839	$78,059
Accounts receivable	105	691
Inventory	78,944	76,153
Income tax benefit	11,881	-
Total current assets	254,769	154,903

Fixed assets, net	3,410	3,928
Marketable securities	50,000	-

Total assets	$308,179	$158,831

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$164,127	$347
Accrued liabilities	8,566	11,617
Total current liabilities	172,693	11,964

Long-term liabilities:
Accrued interest payable - related party	155	-
Notes payable - related party	11,567	-
Line of credit - related party	8,250	-
Total long-term liabilities	19,972	-

Total liabilities	192,665	11,964

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 6,666,600,000 shares
authorized, 199,160,014 and 148,350,510, shares issued and outstanding
as of June 30, 2014 and December 31, 2013, respectively	199,160	148,351
Additional paid-in capital	(60,583)	(430,414)
Retained earnings (deficit)	(23,063)	428,930
Total stockholders' equity	115,514	146,867

Total liabilities and stockholders' equity	$308,179	$158,831

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.
FORMERLY MERCULITE DISTRIBUTING, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014		2013

Revenue
Product sales	$ 298,394	$ 300,546	$ 677,137		$ 458,833
Shipping income	46,667	-	105,222		26,898
Total revenue	345,061	300,546	782,359		485,731

Cost of sales
Product cost of goods sold	102,358	104,272	190,742		139,119
Shipping costs	38,467	35,196	87,556		59,131
Total cost of sales	140,825	139,468	278,298		198,250

Gross profit	204,236	161,078	504,061		287,481

Operating expenses:
General and administrative	227,895	47,232	400,750		73,581
Executive compensation	11,013	-	12,013		-
Depreciation	258	-	517		-

Total operating expenses	239,166	47,232	413,280		73,581

Other expenses:
Currency conversion	(14)	-	(14)	#	-

Total other expenses	(14)	-	(14)		-

Net income (loss) before provision for income taxes	(34,944)	113,846	90,767		213,900

Benefit for income taxes	(11,881)	-	(11,881)		-

Net income (loss)	(23,063)	113,846	102,648		213,900

Weighted average number of common shares	198,637,719	148,350,510	170,567,909		148,350,510
outstanding - basic

Net loss per common share - basic	$ (0.00)	$ 0.00	$ 0.00		$ 0.00

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.
FORMERLY MERCULITE DISTRIBUTING, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the
	six months	six months
	ended	ended
	June 30,	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102,648	$213,900
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation	518	84
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	586	(3,757)
(Increase) in inventory	(2,791)	-
(Increase) in income tax benefit	(11,881)	-
Increase (Decrease) in accounts payable	7,350	(5,194)
Increase (Decrease) in accrued liabilities	(3,051)	5,107
Increase in accrued interest payable - related party	231	-

Net cash used in operating activities	93,610	210,140

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(50,000)	-
Purchase of furniture and fixures	-	(3,127)

Net cash used in investing activities	(50,000)	(3,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired at merger	21,344	-
Net liabilities acquired at merger	(125,741)	-
Member's contributions	-	51,156
Member's distributions	-	(164,315)
Proceeds from notes payable - related party	11,567	-
Proceeds from line of credit - related party	-	4,900
Payments to line of credit - related party	-	-
Proceeds from sale of common stock, net of offering costs	135,000	-

Net cash provided by financing activities	42,170	(108,259)

NET CHANGE IN CASH	85,780	98,754

CASH AT BEGINNING OF PERIOD	78,059	458

CASH AT END OF PERIOD	$163,839	$99,212

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash activities:
Shares issued for spin off from Oraco Resources, Inc.	$-	$-
Shares issued for prepaid expenses	$-	$-
Shares issued for debt conversion	$-	$11,837

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014
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

BLACKCRAFT CULT, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Nature of operations
Currently, the Company’s operations are retail and wholesale sales of merchandise including clothing, hats, etc.

Inventory
Inventories are stated at the lower of cost (average cost) or market (net realizable value).  As of June 30, 2014, the Company had finished goods inventory of $78,944.

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

Income taxes
For financial reporting purposes, the Company has elected to use the taxes payable method.  Under this method, income tax expense represents the amount of income tax the Company expects to pay based on the Company’s current year taxable income.  Income tax for the period is provided at the applicable tax rate on taxable income.

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

BLACKCRAFT CULT, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – FIXED ASSETS

The following is a summary of fixed assets:

June 30,
2014
Computer equipment	$1,229
Machinery and equipment	3,127
Fixed assets, total	4,356
Less: accumulated depreciation	(946)
Fixed assets, net	$3,410

Depreciation expense for the three months ended June 30, 2014 and 2013 was $258 and $0 respectively.  Depreciation expense for the six months ended June 30, 2014 and 2013 was $517 and $0, respectively.

NOTE 3 – NOTES PAYABLE AND LINE OF CREDIT – RELATED PARTY

During the year ended December 31, 2013, the Company drew down $13,750 and repaid $1,000 against the revolving line of credit.  As of June 30, 2014, an amount of $8,250 has been used for general corporate purposes with a remaining balance of $11,750 available.

Interest expense for the three months ended June 30, 2014 and 2013 was $40 and $0, respectively.  Interest expense for the six months ended June 30, 2014 and 2013 was $80 and $0, respectively.

During the three months ended June 30, 2014, the Company received a loan totaling $11,567 from an officer, director and shareholder.  The loan bears no interest and is due upon demand.

NOTE 4 – STOCKHOLDERS’ EQUITY

During January 2014, BEI sold a total of 620,000 shares of common stock for a total of $155,000.

On March 5, 2014, BEI effectuated a reverse stock split of 66.666 to 1.
During May 2014, BEI sold a total of 540,000 shares of common stock for a total of $135,000.

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

Throughout this Quarterly Report references to “we”, “our”, “us”, “Blackcraft”, “BLCK”, “the Company”, and similar terms refer to Blackcraft Cult, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.merculitedistributing.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Blackcraft Cult, Inc., 1030 N Main Street, Unit B, Orange, CA 92867.

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

On July 11, 2014, Blackcraft Cult, Inc (OTCQB: BLCK) was verified for trading on the OTCQB®, the venture stage marketplace for early and developing companies.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2014 and June 30, 2013

Revenues.  In the three months ended June 30, 2014, we generated $345,061 in revenue as compared to $300,546 for the three months ended June 30, 2013. The $44,515 increase in revenue for the three months ended June 30, 2014 was primarily due to increased product sales.

Cost of Sales.  Cost of sales for the three months ended June 30, 2014 was $ 135,825 as compared to $139,468 for the three months ended June 30, 2013. The $3,643 decrease in cost of sales for the three months ended June 30, 2014 was primarily due to decreased product cost of goods sold and increased shipping costs.

Gross Profit.  Gross profit for the three months ended June 30, 2014 was $209,236 as compared to $161,078 for the three months ended June 30, 2013. The $48,158 increase in gross profit for the three months ended June 30, 2014 was primarily due to increased sales of our products.

Expenses.  Operating expenses totaled $244,166 during the three months ended June 30, 2014. Our expenses primarily consisted of general and administrative of $232,895, executive compensation of $11,013 and depreciation of $258.

General and administrative fees increased $185,663, from the three months ended June 30, 2014 to the three months ended June 30, 2013. This increase was primarily due to an increase in operational activities that incur fees, such as professional fees.

Executive compensation increased $11,013 from the three months ended June 30, 2014 to the three months ended June 30, 2013. Executive compensation fees increased due to an increase in stock issued to management as compensation.

Depreciation increased by $258 to $258 in the three months ended June 30, 2014 from $0 for the three months ended June 30, 2013. The increase was the result of an increase in fixed assets.

Net Loss.  During the three months ended June 30, 2014, we generated a net loss of $34,944 as compared to $113,846 for the three months ended June 30, 2013. The $78,902 decrease in net income for the three months ended June 30, 2014 was primarily due to an decrease in revenue.

Results of Operations for the Six Months Ended June 30, 2014 and June 30, 2013

Revenues.  In the six months ended June 30, 2014, we generated $782,359 in revenue as compared to $485,731 for the six months ended June 30, 2013. The $296,628 increase in revenue for the six months ended June 30, 2014 was primarily due to increased product sales.

Cost of Sales.  Cost of sales for the six months ended June 30, 2014 was $273,298 as compared to $198,250 for the six months ended June 30, 2013. The $75,048 increase in cost of sales for the six months ended June 30, 2014 was primarily due to increased product cost of goods sold and increased shipping costs.

Gross Profit.  Gross profit for the six months ended June 30, 2014 was $509,061 as compared to $287,481 for the six months ended June 30, 2013. The $221,580 increase in gross profit for the six months ended June 30, 2014 was primarily due to increased sales of our products.

Expenses.  Operating expenses totaled $418,280 during the six months ended June 30, 2014. Our expenses primarily consisted of general and administrative of $405,750, executive compensation of $12,013 and depreciation of $517.

General and administrative fees increased $332,169, from the six months ended June 30, 2014 to the six months ended June 30, 2013. This increase was primarily due to an increase in operational activities that incur fees, such as professional fees.

Executive compensation increased $12,013 from the six months ended June 30, 2014 to the six months ended June 30, 2013. Executive compensation fees increased due to an increase in stock issued to management as compensation.

Depreciation increased by $517 to $517 in the six months ended June 30, 2014 from $0 for the six months ended June 30, 2013. The increase was the result of an increase in fixed assets.

Net Loss.  During the six months ended June 30, 2014, we generated a net income of $90,767 as compared to $213,900 for the six months ended June 30, 2013. The $123,133 increase in net income for the six months ended June 30, 2014 was primarily due to an increase in revenue.

Liquidity and Capital Resources

As of June 30, 2014, we had $163,839 in cash. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2014 and 2013:
	Six months ended June 30,
	2014	2013
Net cash used in operating activities	$93,610	$215,334
Net cash used in investing activities	(50,000)	(3,127)
Net cash provided by financing activities	42,170	(113,159)
Net increase/(decrease) in Cash	85,780	99,048
Cash, beginning	78,059	-
Cash, ending	$163,839	$99,048

Operating activities

Net cash used in operating activities was $93,610 for the period ended June 30, 2014, as compared to $215,334 used in operating activities for the same period in 2013. The decrease in net cash used in operating activities was primarily due to a decrease in revenue.

Investing activities

Net cash used in investing activities was $50,000 for the period ended June 30, 2014, as compared to $0 used in investing activities for the same period in 2013. The net cash used in investing activities for the current period was primarily due to a strategic investment.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2014 was $42,170, as compared to $113,159 for the same period of 2013. The increase of net cash provided by financing activities was mainly attributable to an increase the liabilities acquired in the reverse merger.

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

Changes in internal control over financial reporting.

Management reviews the Company’s system of internal control over financial reporting and makes changes to the Company’s processes and systems to improve controls and increase efficiency, while ensuring that the Company maintains an effective internal control environment.  Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes.

During the Company’s last fiscal quarter, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances pursuant to Subscription Agreements

During the six months ended June 30, 2014, we sold 540,000 shares of common stock to a total of 3 accredited investors for a total purchase price of $135,000, all of which was paid in cash.

Stock Issuances pursuant to Celebrity Endorsement Agreements

During the six months ended June 30, 2014, we issued 200,000 shares of our restricted common stock to a total of 2 celebrities as compensation in connection with an endorsement agreement. However, subsequent to the period ended June 30, 2014, the parties rescinded the endorsement agreements in August 2014 and the shares are in the process of being cancelled.

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

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2014.

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

BLACKCRAFT CULT, INC.

Date: August 19, 2014	By:	/S/ Robert Schubenski
Robert Schubenski
President
(Principal Executive Officer and duly authorized signatory)