Form 10-Q/A
period 2014-06-30
BLACKCRAFT CULT, INC.
filed 2014-09-25
CIK 1521549

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

Explanatory Note: The Company is amending this Form 10-Q for the period ended June 30, 2014 to include a statement of stockholder’s equity and to revise the balance sheet to reclassify the entire retained earnings balance as of 12/31/13 to additional paid-in capital.

BLACKCRAFT CULT, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

BLACKCRAFT CULT, INC.
FORMERLY MERCULITE DISTRIBUTING, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2014	2013

ASSETS

Current assets:
Cash and equivalents	$163,839	$78,059
Accounts receivable	105	691
Inventory	78,944	76,153
Deferred tax assets	11,881	-
Total current assets	254,769	154,903

Fixed assets, net	3,410	3,928
Marketable securities	50,000	-

Total assets	$308,179	$158,831

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$164,127	$347
Accrued liabilities	8,566	11,617
Total current liabilities	172,693	11,964

Long-term liabilities:
Accrued interest payable - related party	155	-
Notes payable - related party	11,567	-
Line of credit - related party	8,250	-
Total long-term liabilities	19,972	-

Total liabilities	192,665	11,964

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 6,666,600,000 shares
authorized, 199,160,014 and 148,350,510, shares issued and outstanding
as of June 30, 2014 and December 31, 2013, respectively	199,160	148,351
Additional paid-in capital	(60,583)	(1,484)
Retained earnings (deficit)	(23,063)	-
Total stockholders' equity	115,514	146,867

Total liabilities and stockholders' equity	$308,179	$158,831

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.
FORMERLY MERCULITE DISTRIBUTING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue
Product sales	$298,394	$300,546	$677,137	$458,833
Shipping income	46,667	-	105,222	26,898
Total revenue	345,061	300,546	782,359	485,731

Cost of sales
Product cost of goods sold	102,358	104,272	190,742	139,119
Shipping costs	38,467	35,196	87,556	59,131
Total cost of sales	140,825	139,468	278,298	198,250

Gross profit	204,236	161,078	504,061	287,481

Operating expenses:
General and administrative	227,895	47,232	400,750	73,581
Executive compensation	11,013	-	12,013	-
Depreciation	258	-	517	-

Total operating expenses	239,166	47,232	413,280	73,581

Other expenses:
Currency conversion	(14)	-	(14)	-

Total other expenses	(14)	-	(14)	-

Net income (loss) before provision for income taxes	(34,944)	113,846	90,767	213,900

Income tax expense (benefit)	(11,881)	-	(11,881)	-

Net income (loss)	(23,063)	113,846	102,648	213,900

Weighted average number of common shares	198,637,719	148,350,510	170,567,909	148,350,510
outstanding - basic

Net loss per common share - basic	$(0.00)	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.
FORMERLY MERCULITE DISTRIBUTING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

					Additional	Retained	Total
	Preferred Shares		Common Shares		Paid-In	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
January 1, 2014
Balance forward	-	$-	148,350,510	$148,351	(1,484)	-	$146,867

January 28, 2014
Issuance of common stock for cash			620,000	620	154,380		155,000

March 27, 2014
Recapitalization due to reverse merger			49,649,504	49,650	(347,939)	-	(298,289)

May 30, 2014
Issuance of common stock for cash			540,000	540	134,460		135,000

Net loss						(23,063)	(23,063)

Balance, June 30, 2014	-	$-	199,160,014	$199,160	$(60,583)	$(23,063)	$115,514

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.
FORMERLY MERCULITE DISTRIBUTING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the
	six months	six months
	ended	ended
	June 30,	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102,648	$213,900
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation	518	84
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	586	(3,757)
(Increase) in inventory	(2,791)	-
(Increase) in income tax benefit	(11,881)	-
Increase (Decrease) in accounts payable	7,350	(5,194)
Increase (Decrease) in accrued liabilities	(3,051)	5,107
Increase in accrued interest payable - related party	231	-

Net cash used in operating activities	93,610	210,140

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(50,000)	-
Purchase of furniture and fixtures	-	(3,127)

Net cash used in investing activities	(50,000)	(3,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired at merger	21,344	-
Net liabilities acquired at merger	(125,741)	-
Member's contributions	-	51,156
Member's distributions	-	(164,315)
Proceeds from notes payable - related party	11,567	-
Proceeds from line of credit - related party	-	4,900
Payments to line of credit - related party	-	-
Proceeds from sale of common stock, net of offering costs	135,000	-

Net cash provided by financing activities	42,170	(108,259)

NET CHANGE IN CASH	85,780	98,754

CASH AT BEGINNING OF PERIOD	78,059	458

CASH AT END OF PERIOD	$163,839	$99,212

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash activities:
Shares issued for spin off from Oraco Resources, Inc.	$-	$-
Shares issued for prepaid expenses	$-	$-
Shares issued for debt conversion	$-	$11,837

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.
FORMERLY MERCULITE DISTRIBUTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

BLACKCRAFT CULT, INC.
FORMERLY MERCULITE DISTRIBUTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Organization (continued)
For accounting purposes, the acquisition of the BEI by BCC has been accounted for as a recapitalization, similar to a reverse acquisition except no goodwill is recorded, whereby the private company, BEI, in substance acquired a non-operational public company (BCC) with nominal assets and liabilities for the purpose of becoming a public company.   Accordingly, BEI is considered the acquirer for accounting purposes and thus, the historical financials are primarily that of BEI.  As a result of this transaction, BCC, Inc. changed its business direction and is now a retail clothing business.  Additionally, the Company changed its name from Merculite Distributing, Inc. to Blackcraft Cult, Inc.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014 . The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

BLACKCRAFT CULT, INC.
FORMERLY MERCULITE DISTRIBUTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (continued)
Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

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

BLACKCRAFT CULT, INC.
FORMERLY MERCULITE DISTRIBUTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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

On March 27, 2014, the Company issued 49,649,504 shares of common stock to acquire 100% of Blackcraft Emoji Incorporated as part of a reverse merger.

During May 2014, the Company sold a total of 540,000 shares of common stock for a total of $135,000.

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

Cost of Sales.  Cost of sales for the three months ended June 30, 2014 was $ 140,825 as compared to $139,468 for the three months ended June 30, 2013. The $1,357 increase in cost of sales for the three months ended June 30, 2014 was primarily due to decreased product cost of goods sold and increased shipping costs.

Gross Profit.  Gross profit for the three months ended June 30, 2014 was $204,236 as compared to $161,078 for the three months ended June 30, 2013. The $43,158 increase in gross profit for the three months ended June 30, 2014 was primarily due to increased sales of our products.

Expenses.  Operating expenses totaled $239,166 during the three months ended June 30, 2014. Our expenses primarily consisted of general and administrative of $227,895, executive compensation of $11,013 and depreciation of $258.

General and administrative fees increased $180,663, from the three months ended June 30, 2014 to the three months ended June 30, 2013. This increase was primarily due to an increase in operational activities that incur fees, such as professional fees.

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

Results of Operations for the Six Months Ended June 30, 2014 and June 30, 2013

Revenues.  In the six months ended June 30, 2014, we generated $782,359 in revenue as compared to $485,731 for the six months ended June 30, 2013. The $296,628increase in revenue for the six months ended June 30, 2014 was primarily due to increased product sales.

Cost of Sales.  Cost of sales for the six months ended June 30, 2014 was $278,298 as compared to $198,250 for the six months ended June 30, 2013. The $80,048 increase in cost of sales for the three months ended June 30, 2014 was primarily due to increased product cost of goods sold and increased shipping costs.

Gross Profit.  Gross profit for the six months ended June 30, 2014 was $504,061 as compared to $287,481 for the six months ended June 30, 2013. The $216,580 increase in gross profit for the six months ended June 30, 2014 was primarily due to increased sales of our products.

Expenses.  Operating expenses totaled $413,280 during the six months ended June 30, 2014. Our expenses primarily consisted of general and administrative of $400,750, executive compensation of $12,013 and depreciation of $517.

General and administrative fees increased $327,169, from the six months ended June 30, 2014 to the six months ended June 30, 2013. This increase was primarily due to an increase in operational activities that incur fees, such as professional fees.

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

Net Loss.  During the six months ended June 30, 2014, we generated a net income of $90,767 as compared to $213,900 for the six months ended June 30, 2013. The $123,133 decrease in net income for the six months ended June 30, 2014 was primarily due to an increase in revenue.

Liquidity and Capital Resources

As of June 30, 2014, we had $163,839 in cash. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended June 30, 2014 and 2013:
	Six months ended June 30,
	2014	2013
Net cash used in operating activities	$93,610	$210,140
Net cash used in investing activities	(50,000)	(3,127)
Net cash provided by financing activities	42,170	(108,259)
Net increase/(decrease) in Cash	85,780	99,212
Cash, beginning	78,059	-
Cash, ending	$163,839	$99,212

Operating activities

Net cash used in operating activities was $93,610 for the period ended June 30, 2014, as compared to $210,140 used in operating activities for the same period in 2013. The decrease in net cash used in operating activities was primarily due to a decrease in revenue.

Investing activities

Net cash used in investing activities was $50,000 for the period ended June 30, 2014, as compared to $3,127 used in investing activities for the same period in 2013. The net cash used in investing activities for the current period was primarily due to a strategic investment.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2014 was $42,170, as compared to $108,259 for the same period of 2013. The decrease of net cash provided by financing activities was mainly attributable to an increase the liabilities acquired in the reverse merger.

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

BLACKCRAFT CULT, INC.

Date: September 25 , 2014	By:	/S/ Robert Schubenski
Robert Schubenski
President
(Principal Executive Officer and duly authorized signatory)