Form 10-Q
period 2014-09-30
BLACKCRAFT CULT, INC.
filed 2014-11-14
CIK 1521549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54898

BLACKCRAFT CULT, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0686483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2830 E. Via Martens, Anaheim, CA	92806
(Address of principal executive offices)	(Zip Code)

(949) 547-5916
(Registrant’s telephone number, including area code)

1030 N. Main Street, Unit B
Orange, CA 92867
(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 11, 2014 was 199,360,046 shares.

BLACKCRAFT CULT, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Index to Report on Form 10-Q

	PART I - FINANCIAL INFORMATION	Page No.
Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

BLACKCRAFT CULT, INC.
FORMERLY MERCULITE DISTRIBUTING, INC.
BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2014	2013

ASSETS

Current assets:
Cash and equivalents	$156,191	$78,059
Accounts receivable	41	691
Inventory	72,228	76,153
Software	110,800	-
Total current assets	339,260	154,903

Fixed assets, net	3,151	3,928
Marketable securities	50,000	-

Total assets	$392,411	$158,831

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$189,470	$347
Accrued liabilities	10,924	11,617
Income tax payable	12,121	-
Total current liabilities	212,515	11,964

Long-term liabilities:
Accrued interest payable - related party	197	-
Notes payable - related party	9,344	-
Line of credit - related party	8,250	-
Total long-term liabilities	17,791	-

Total liabilities	230,306	11,964

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 6,666,600,000 shares
authorized, 199,160,014 and 148,350,510, shares issued and outstanding
as of September 30, 2014 and December 31, 2013, respectively	199,160	148,351
Additional paid-in capital	(60,583)	(430,414)
Retained earnings (deficit)	23,528	428,930
Total stockholders' equity	162,105	146,867

Total liabilities and stockholders' equity	$392,411	$158,831

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.
FORMERLY MERCULITE DISTRIBUTING, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue
Product sales	$ 339,284	$ 336,189	$ 1,016,421	$ 795,022
Shipping income	59,078	(26,898)	164,300	-
Total revenue	398,362	309,291	1,180,721	795,022

Cost of sales
Product cost of goods sold	96,356	102,010	287,098	241,129
Shipping costs	50,488	38,495	138,044	97,626
Total cost of sales	146,844	140,505	425,142	338,755

Gross profit	251,518	168,786	755,579	456,267

Operating expenses:
General and administrative	166,784	61,076	567,534	134,657
Executive compensation	13,886	-	25,899	-
Depreciation	259	-	776	240

Total operating expenses	180,929	61,076	594,209	134,897

Other expenses:
Currency conversion	4	-	(10)	-

Total other expenses	4	-	(10)	-

Net income (loss) before provision for income taxes	70,593	107,710	161,360	321,370

Income tax expense	24,002	-	12,121	-

Net income (loss)	46,591	107,710	149,239	321,370

Weighted average number of common shares	199,160,014	148,350,510	183,345,333	148,350,510
outstanding - basic

Net loss per common share - basic	$ 0.00	$ 0.00	$ 0.00	$ 0.00

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.
FORMERLY MERCULITE DISTRIBUTING, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the
	nine months	nine months
	ended	ended
	September 30,	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$149,239	$321,370
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation	777	240
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	650	(23)
(Increase) in inventory	3,925	-
(Increase) in software	(110,800)
(Increase) in income tax payable	12,121	-
Increase (Decrease) in accounts payable	32,693	-
Increase (Decrease) in accrued liabilities	(693)	8,129
Increase in accrued interest payable - related party	273	-

Net cash used in operating activities	88,185	329,716

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(50,000)	-
Purchase of furniture and fixtures	-	(3,127)

Net cash used in investing activities	(50,000)	(3,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired at merger	21,344	-
Net liabilities acquired at merger	(125,741)	-
Member's contributions	-	51,161
Member's distributions	-	(223,308)
Proceeds from notes payable - related party	9,344	-
Proceeds from line of credit - related party	-	-
Payments to line of credit - related party	-	-
Proceeds from sale of common stock, net of offering costs	135,000

Net cash provided by financing activities	39,947	(172,147)

NET CHANGE IN CASH	78,132	154,442

CASH AT BEGINNING OF PERIOD	78,059	-

CASH AT END OF PERIOD	$156,191	$154,442

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash activities:
Shares issued for spin off from Oraco Resources, Inc.	$-	$-
Shares issued for prepaid expenses	$-	$-
Shares issued for debt conversion	$-	$-

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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
SEPTEMBER 30, 2014
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Nature of operations
Currently, the Company’s operations are retail and wholesale sales of merchandise including clothing, hats, etc.

Inventory
Inventories are stated at the lower of cost (average cost) or market (net realizable value).  As of September 30, 2014, the Company had finished goods inventory of $72,228.

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
SEPTEMBER 30, 2014
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

NOTE 2 – FIXED ASSETS

The following is a summary of fixed assets:

September 30,
2014
Computer equipment	$1,229
Machinery and equipment	3,127
Fixed assets, total	4,356
Less: accumulated depreciation	(1,205)
Fixed assets, net	$3,151

Depreciation expense for the three months ended September 30, 2014 and 2013 was $259 and $0 respectively.  Depreciation expense for the nine months ended September 30, 2014 and 2013 was $776 and $0, respectively.

NOTE 3 – NOTES PAYABLE AND LINE OF CREDIT – RELATED PARTY

During the year ended December 31, 2013, the Company drew down $13,750 and repaid $1,000 against the revolving line of credit.  As of September 30, 2014, an amount of $8,250 has been used for general corporate purposes with a remaining balance of $11,750 available.

Interest expense for the three months ended September 30, 2014 and 2013 was $40 and $0, respectively.  Interest expense for the nine months ended September 30, 2014 and 2013 was $122 and $0, respectively.

During the nine months ended September 30, 2014, the Company received a loan totaling $9,344 from an officer, director and shareholder.  The loan bears no interest and is due upon demand.

BLACKCRAFT CULT, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(UNAUDITED)

NOTE 4 – STOCKHOLDERS’ EQUITY

During January 2014, BEI sold a total of 620,000 shares of common stock for a total of $155,000.

On March 5, 2014, BEI effectuated a reverse stock split of 66.666 to 1.

During May 2014, BEI sold a total of 540,000 shares of common stock for a total of $135,000.

NOTE 5 – SUBSEQUENT EVENTS

Lease agreement
On October 22, 2014, the Company executed a lease agreement with Knox Living Trust.  The lease term is three years commencing on November 1, 2014 at $5,200 per month.  The Company paid a refundable security deposit and first month’s rent of $16,500 and $5,200, respectively.

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

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.merculitedistributing.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Blackcraft Cult, Inc., 2830 E. Via Martens, Anaheim, CA 92806.

OVERVIEW AND OUTLOOK

General

Blackcraft Cult, Inc., formerly Merculite Distributing, Inc., was formed as a Nevada corporation in April of 2011.

Blackcraft is a specialty online retailer of apparel, accessories, and gift items for young men and women. Blackcraft is a lifestyle brand rooted in the ideal of self-realization being superior to religious indoctrination and other society enforced norms. The brand is darker in nature but positive in message, filling a void in the market which until Blackcraft, was non-existent. We generate revenues primarily online through our website. Consumers are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled devices.

Our business includes sales made to individual consumers, which are fulfilled from our warehouse in Orange, California. We require verification of receipt of payment, or authorization from credit card or other payment vendors whose services we offer to our customers (such as PayPal and BillMeLater), before we ship products to consumers.

On July 11, 2014, Blackcraft Cult, Inc. (OTCQB: BLCK) was verified for trading on the OTCQB®, the venture stage marketplace for early and developing companies.

Products

The Company currently features a product line consisting of a variety of clothing and accessories including T-shirts, sweatshirts, tank-top shirts, crewneck pullovers, women's leggings and crop tops, beanies, hats, patches, cell phone cases, candles, coffee, and much more to come. These products can be purchased at the Company’s website (www.blackcraftcult.com).

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

Mobile Application – Blackcraft Zodiac

We recently created the Blackcraft Zodiac dating app. Unlike Tinder, Grindr, Hinge, and other dating apps, which rely solely on GPS, location-based technology, Blackcraft Zodiac uses the science of astrology to help singles meet their soul mate from the palm of their hand. Blackcraft Zodiac's push technology calls upon the universe to play match-maker and helps individuals find their celestial counterpart within the same building or room. The app automatically identifies your zodiac upon registration, and makes matches with your compatible zodiac based on vicinity, age and gender preference. The app is available for download on our mobile app website www.BCZodiac.com, in Google play and in the Apple App Store.  We have included our mobile app website here only as an inactive textual reference. The information contained on the website is not incorporated by reference into this quarterly report on Form 10-Q.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2014 and September 30, 2013

	For the three months ended September 30,
	2014	2013	Dollar change	% change
Total revenue, net	$398,362	$309,291	$89,071	28.7%
Cost of sales	146,844	140,505	6,339	4.5

Gross profit	251,518	168,786	82,732	49
Operating expenses	180,929	61,076	119,853	196

Income before provision for income taxes	70,593	107,710	(37,117)	(34)
Provision for income tax	24,002	-	24,002	100

Net income	$46,591	$107,710	$(61,119)	(56.7%)

Revenues.  In the three months ended September 30, 2014, we generated $398,362 in revenue as compared to $309,291 for the three months ended September 30, 2013. The $89,071 increase in revenue for the three months ended September 30, 2014 was primarily due to an increase in shipping income and an increase product sales.

Cost of Sales.  Cost of sales for the three months ended September 30, 2014 was $146,844 as compared to $140,505 for the three months ended September 30, 2013. The $6,339 increase in cost of sales for the three months ended September 30, 2014 was primarily due to an increase in shipping costs and the demand for merchandise sold.

Gross Profit.  Gross profit for the three months ended September 30, 2014 was $251,518 as compared to $168,786 for the three months ended September 30, 2013. The $82,732 increase in gross profit for the three months ended September 30, 2014 was primarily due to an increase in shipping income and the demand for merchandise sold.

Operating Expenses.  Operating expenses totaled $180,929 during the three months ended September 30, 2014. Our expenses primarily consisted of general and administrative of $166,784, executive compensation of $13,886 and depreciation of $259.

General and administrative fees increased $105,708, from the three months ended September 30, 2014 to the three months ended September 30, 2013. This increase was primarily due to an increase in operational activities such as payroll costs, accounting fees and building lease costs.

Executive compensation increased $13,886 from the three months ended September 30, 2014 to the three months ended September 30, 2013. Executive compensation increased due to an increase in the accumulation of management’s personal expenses.

Depreciation increased $259 in the three months ended September 30, 2014 from $0 for the three months ended September 30, 2013. The increase was the result of an increase in fixed assets.

Net Income.  During the three months ended September 30, 2014, we generated a net income of $46,591 as compared to $107,710 for the three months ended September 30, 2013. The $61,119 decrease in net income for the three months ended September 30, 2014 was primarily due to an increase in operating expenses and an increase in income tax expense.

Results of Operations for the Nine months Ended September 30, 2014 and September 30, 2013

	For the nine months ended September 30,
	2014	2013	Dollar change	% change
Net sales	$1,180,721	$795,022	$385,699	48.5%
Cost of sales	425,142	338,755	86,387	25.5

Gross profit	755,579	456,267	299,312	65.6
Operating expenses	594,209	134,897	459,312	340

Income before provision for income taxes	161,360	321,370	(160,000)	(49.7)
Provision for income tax	12,121	-	12,121	100

Net income	$149,239	$321,370	$(172,131)	(53.5%)

Revenues.  In the nine months ended September 30, 2014, we generated $1,180,721 in revenue as compared to $795,022 for the nine months ended September 30, 2013. The $385,699 increase in revenue for the nine months ended September 30, 2014 was primarily due to an increase in demand for merchandise sold and shipping income.

Cost of Sales.  Cost of sales for the nine months ended September 30, 2014 was $425,142 as compared to $338,755 for the nine months ended September 30, 2013. The $86,387 increase in cost of sales for the nine months ended September 30, 2014 was primarily due to an increase in shipping costs and demand for merchandise sold.

Gross Profit.  Gross profit for the nine months ended September 30, 2014 was $755,579 as compared to $456,267 for the nine months ended September 30, 2013. The $299,312 increase in gross profit for the nine months ended September 30, 2014 was primarily due to an increase in shipping income and demand for merchandise sold.

Expenses.  Operating expenses totaled $594,209 during the nine months ended September 30, 2014. Our expenses primarily consisted of general and administrative of $567,534, executive compensation of $25,899 and depreciation of $776.

General and administrative fees increased $432,877, from the nine months ended September 30, 2014 to the nine months ended September 30, 2013. This increase was primarily due to an increase in operational activities such as payroll costs, accounting fees and building lease costs.

Executive compensation increased $25,899 from the nine months ended September 30, 2014 to the nine months ended September 30, 2013. Executive compensation increased due to an increase in the accumulation of management’s personal expenses.

Depreciation increased by $536 to $776 in the nine months ended September 30, 2014 from $240 for the nine months ended September 30, 2013. The increase was the result of an increase in fixed assets.

Net Income.  During the nine months ended September 30, 2014, we generated a net income of $149,239 as compared to $321,370 for the nine months ended September 30, 2013. The $172,131 decrease in net income for the nine months ended September 30, 2014 was primarily due to an increase in operating expenses and an increase in income tax expense.

Liquidity and Capital Resources

As of September 30, 2014, we had $156,191 in cash. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
Net cash used in operating activities	$88,185	$270,329
Net cash used in investing activities	(50,000)	(3,127)
Net cash provided by financing activities	39,947	(100,397)
Net increase/(decrease) in Cash	78,132	166,805
Cash, beginning	78,059	458
Cash, ending	$$156,191	$$167,263

Operating activities

Net cash used in operating activities was $88,185 for the period ended September 30, 2014, as compared to $241,531 used in operating activities for the same period in 2013. The decrease in net cash used in operating activities was primarily due to the acquisition of technology software.

Investing activities

Net cash used in investing activities was $50,000 for the period ended September 30, 2014, as compared to $3,127 used in investing activities for the same period in 2013. The net cash used in investing activities for the current period was primarily due to a strategic investment.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2014 was $39,947, as compared to net cash used in financing activities of $172,147 for the same period of 2013. The cash provided by financing activities for the nine months ended September 30, 2014 was primarily an increase in equity financing from sale of common stock. The cash used in financing activities for the nine months ended September 30, 2013 was primarily an increase in the accumulation of management’s personal expenses.

Current and Future Sources of Liquidity

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At September 30, 2014, we had cash and cash equivalents of $156,191.

We believe that the cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. We expect that continued focus on acquiring new customers will enable us to increase profitable revenues and continue to generate cash flows from operating activities.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $156,191 as of September 30, 2014 and our net cash provided by operating activities and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We expect to use our cash to invest in our core business, including new product innovations, advertising and marketing. Other than normal operating expenses, cash requirements for fiscal 2014 are expected to consist primarily of capital expenditures and additional investments in advertising and marketing efforts.

If our own financial resources and current cash-flows from operations are insufficient to satisfy our capital requirements, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, to augment our working capital. In the future we need to generate sufficient revenues in order to eliminate or reduce the need to sell additional stock. Our failure to generate sufficient revenues or profits or to obtain additional financing or raise additional capital could have a material adverse effect on our operations and on our ability to achieve our intended business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty.
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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month ended September 30, 2014, we did not have any sales of unregistered securities.

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended September 30, 2014.

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

BLACKCRAFT CULT, INC.

Date: November 14, 2014	By:	/S/ Robert Schubenski
Robert Schubenski
President
(Principal Executive Officer and duly authorized signatory)