Form 10-K
period 2014-12-31
BLACKCRAFT CULT, INC.
filed 2015-04-15
CIK 1521549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 000-54898

BLACKCRAFT CULT, INC.
(Name of small business issuer in its charter)

Nevada	30-0686483
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2830 E. Via Martens Anaheim, CA 92806
(Address of principal executive offices)

Issuer’s telephone number: (949) 547-5916

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter) was $60,970.80 based on a share value of $0.10.

The number of shares outstanding of each of the issuer's classes of common equity, as of April 14, 2015 was 199,160,014.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

BLACKCRAFT CULT, INC.

FORM 10-K

For the fiscal year ended December 31, 2014

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development and Summary

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

Blackcraft is a lifestyle apparel brand headquartered in Orange, California. The Company’s message is rooted in the ideal of self-realization being superior to religious indoctrination and other society enforced norms. Blackcraft embodies a philosophical message constituting that a strong belief in yourself unleashes an innate, inherent power to create your own future without the necessity of a divine influence or unquestioned societal values. The Company’s retail store/warehouse is located in Orange, California which was opened on April 13, 2013.

Development of the Blackcraft Business

Bobby Schubenski and Jim Somers started with a passionate idea, 40 black t-shirts, a few close friends, and $100 in July 2012. Through their organic, grass roots marketing campaign, Blackcraft’s message and products quickly gained acceptance and spread throughout the music, fashion, and tattoo communities, gaining credibility and admiration across the globe. The sale of 40 t-shirts produced five hundred dollars from which 200 more t-shirts were purchased and sold, and this trend continued. All the profits from each order sale were put back into the business so Blackcraft would grow organically. Up until this point Blackcraft operated from the attic of a friend's house in Orange, California. On January 11, 2013, Mr. Schubenski and Mr. Somers filed a doing business as under the laws of the state of California, as DBA Blackcraft Cult.

After the Blackcraft brand started to gain traction, Blackcraft reached out to people and bands such as Slayer, Deftones, Fall Out Boy, Kesha, Marilyn Manson, Alice Cooper, and AFI. Blackcraft gained significant exposure through this method with band members wearing Blackcraft’s shirts in press photos, on stage, and in magazine articles such as Rolling Stone and Alternative Press. While playing in a band, The Witch Was Right, Mr. Schubenski left to go on tour while Mr. Somers stayed back to fulfill orders and keep Blackcraft going. By the time Mr. Schubenski returned, it was clear that Blackcraft had outgrown the basement and needed a warehouse to fulfill the rapidly growing orders.

In March of 2013, with approximately $75,000 in capital, and monthly revenues of over $50,000, Blackcraft leased the first and current warehouse in Orange, California. In addition, the Company also purchased a single-color manual screen printing press. On April 13, 2013, Blackcraft opened their storefront/warehouse in Orange, California.

Through their exposure with the music industry, presence in the tattoo industry, and a huge social media platform carrying approximately 100,000 direct followers on their social media platforms, Blackcraft has created and developed a name and brand recognition and a lifestyle message.

On January 13, 2014, Mr. Schubenski and Mr. Somers incorporated Blackcraft Emoji Incorporated (“BEI”), in the state of California. BEI was formed to engage in the business of designing and developing an emoji application for smart phones and other mobile platforms such as tablets. On January 15, 2014, DBA Blackcraft (“DBA”) entered into Contribution Agreement with BEI, whereby DBA contributed 100% of the assets, liabilities and operations of the DBA in exchange for 148,349,497 shares of BEI.

Steven Subick, management of the public company, and Donald Stoecklein, counsel for the public company, participated in preliminary discussions for the public company on approximately January 20, 2014 to enter into a mutually beneficial strategic alliance. The nature of the discussions involved BEI loaning the public company funds to continue its operations while at the same time opening dialogue on how the public company and BEI could form a mutually beneficial relationship. Subsequent to the January 20, 2014 discussions the parties continued to discuss nomination of some of the BEI management to the Board of the public company. As a result of the discussions BEI agreed to fund, and actually funded, the public company capital to be utilized to cover ongoing expenses and payoff debt incurred as a result of going public in the prior year. These funds allowed the public company to maintain its reporting obligations while at the same time continuing discussions relative to the ultimate relationship between BEI and the public company.

In January 2014, Mr. Schubenski and Mr. Somers determined that given the current financing environment they were unable to attract sufficient capital to grow their business. As a result, Mr. Schubenski and Mr. Somers determined that it was in BEI’s best interest to pursue becoming a publicly trading entity. Mr. Schubenski and Mr. Somers believed accessing additional capital would immediately enable them to meet current consumer demand as well as expand sales and marketing of Blackcraft reaching an international audience, creating a worldwide-recognized brand. After having a variety of business discussions BEI determined that merging with a public entity would be in their best interest to grow the business.

On March 17, 2014, Mr. Schubenski accepted to serve as a director of the public company. During this time BEI was a creditor to the public company (on January 24, 2014 loaned the public company funds). After the public company’s shareholder meeting on March 17, 2014, Mr. Schubenski and Mr. Somers had a variety of business discussions with the management of the public company (management is an acquaintance of Mr. Schubenski and Mr. Somers) and the public company’s counsel . Following their discussions with the public company and its counsel, and Mr. Schubenski and Mr. Somers, determined that merging BEI with the public entity in order to become a public entity would be their best option to grow their business. That night the parties began negotiations to merge which continued to the following morning. On March 18, 2014, the public company changed its name to Blackcraft Cult, Inc. and on March 26, 2014, the public company and BEI entered into a Merger Agreement which they closed the following day on March 27, 2014. Mr. Schubenski and Mr. Somers were appointed new management of Blackcraft Cult, Inc., the public company, and bought out the former management’s stock position.

Forward Split

On March 27, 2014, the Company effectuated a 66.666 to 1 forward split (the “Forward Split”) of its issued and unissued common shares as of April 7, 2014, the record date. As a result, once the Forward Split is declared effective by the Financial Industry Regulatory Authority (“FINRA”), the issued and outstanding shares of common stock of the Company will increase from 2,979,330 shares prior to the Forward Split to 198,620,014 shares following the Forward Split. The number of authorized common shares increased from 100,000,000 to 6,666,600,000 common shares. The Forward Stock Split with the Nevada Secretary of State is March 27, 2014; however, the effectiveness of the Forward Stock Split is subject to approval by FINRA. The Company has submitted an Issuer Company-Related Action Notification Form to FINRA regarding the Forward Stock Split. FINRA’s approval of the Forward Stock Split is currently pending.

Recent Change in Management

On March 17, 2014, the Board of Directors (“Board”) appointed Robert Schubenski to serve as a member of the Board.

On March 27, 2014, Steven Subick submitted his letter of resignation from his position as President, Secretary, Treasurer, and a Director of the Company. The resignation was accepted by the Company on March 27, 2014.

On March 27, 2014, in connection with resignation of Steven Subick, the Board unanimously appointed Robert Schubenski to serve as the Chief Executive Officer, Secretary, Treasurer, and Chairman of the Company.

On March 27, 2014, in connection with resignations Steven Subick, the Board unanimously appointed James Somers to serve as President and a Director of the Company.

Change of Control

Mr. Schubenski and Mr. Somers, collectively, acquired beneficial control of approximately 78% of the total shares of common stock outstanding of the Company as follows:

Mr. Schubenski acquired 37% or 74,175,258 shares of common stock as a result of being a stockholder of BEI of which the Company acquired 100% of the ownership pursuant to the Merger. Similarly, Mr. Somers acquired beneficial control of approximately 37% or 74,175,258 shares of common stock as a result of being a stockholder of BEI of which the Registrant acquired 100% of the ownership pursuant to the Merger Agreement.

In addition, on March 27, 2014, Mr. Robert Schubenski acquired an additional 4,501,355 (67,521 pre 66.666 forward split) shares of common stock or 2% pursuant to a private transaction with Mr. Steven Subick (for a purchase price of $1,350.42 pre 66.666 forward split). On March 27, 2014, Mr. Schubenski acquired an additional 51,999 shares of common stock or .02% in private transactions with shareholders of the Company (for a purchase price of $1,039.98 pre 66.666 forward split).

Similarly, on March 27, 2014, Mr. James Somers acquired an additional 4,501,355 (67,521 pre 66.666 forward split) shares of common stock or 2% pursuant to a private transaction with Mr. Steven Subick (for a purchase price of $1,350.42 pre 66.666 forward split). On March 27, 2014, Mr. Somers acquired an additional 51,999 shares of common stock or .02% in private transactions with shareholders of the Company (for a purchase price of $1,039.98 pre 66.666 forward split).

Business of Issuer

Blackcraft is a specialty retailer of apparel, accessories, and gift items for young men and women. Blackcraft is a lifestyle brand rooted in the ideal of self-realization being superior to religious indoctrination and other society enforced norms. The brand is darker in nature but positive in message, filling a void in the market which until Blackcraft, was non-existent. We generate revenues primarily online through our website. We have a retail store/warehouse located in Orange, California.

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

Apart from Blackcraft's individual products, partnerships, co-branding, and involvement from celebrities, bands, and other channels of influence will also create new merchandising with combined therefore new lines and looks of lifestyle products. The celebrities wearing our apparel to promote our brand do not receive any compensation.

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

Mobile Application – Blackcraft Zodiac

We recently created the Blackcraft Zodiac dating app. Unlike Tinder, Grindr, Hinge, and other dating apps, which rely solely on GPS, location-based technology, Blackcraft Zodiac uses the science of astrology to help singles meet their soul mate from the palm of their hand. Blackcraft Zodiac's push technology calls upon the universe to play match-maker and helps individuals find their celestial counterpart within the same building or room. The app automatically identifies your zodiac upon registration, and makes matches with your compatible zodiac based on vicinity, age and gender preferences. The app is available for download on our mobile app website www.BCZodiac.com, in Google play and in the Apple App Store.

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

During the period from inception through December 31, 2014, our advertising costs totaled $34,202.

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

Sourcing and Distribution

We source our products from various vendors of which there are no material supply agreements. We purchase blank-shirts from two vendors and use a few vendors for printing.

Our merchandise is warehoused and distributed through our store/warehouse located in Orange, California. Merchandise is typically shipped to our internet customers every day using common carriers.

Competition

The apparel and accessory categories within the online retail industry in which we operate are highly competitive and are subject to rapidly changing consumer demands and preferences. We compete with numerous retailers for vendors, teenage and young adult customers, suitable store locations and qualified associates and management personnel. We currently compete with street alternative stores located primarily in metropolitan areas; shopping mall-based teenage-focused retailers; big-box discount stores; mail order catalogs and websites; and with numerous potential competitors who may begin or increase efforts to market and sell products competitive with Blackcraft products.  The primary competitive factors in our markets are: brand name recognition, sourcing, product quality, product presentation, product pricing, timeliness of product delivery, store ambiance, customer service and convenience. Many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. We expect competition in our markets to increase. Increased competition could have a material adverse effect on our business, results of operations and financial condition. We cannot ensure that we will be able to compete successfully against current or future competitors or address increased competitive pressures.

Information Technology

Our information systems provide for the integration of store, internet, merchandising, distribution, financial and human resources records and data.  We license a full range of software from different vendors such as Big Cartel, Paypal, and Ship Station.  We regularly upgrade existing systems or replace all or part of an existing system with one that we believe is better suited to our business.  In addition, we occasionally implement new technology to support our business.  We plan to purchase and implement several major systems, replacing our merchandising system currently supporting the needs of our businesses.

Intellectual Property

In September 2013 we filed a trademark for Blackcraft Cult. In May 2014 we filed a trademark and tradename for Blackcraft Zodiac. Also, an application has been filed and is pending with the United States Patent and Trademark Office for our Blackcraft Zodiac App.

Government Regulation

Our services are subject to federal and state consumer protection laws including laws protecting the privacy of consumer information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, advance notice of any changes to our policies and, with limited exceptions, we must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Further, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These consumer protection laws could result in substantial compliance costs.

New disclosure and reporting requirements, established under existing or new state or federal laws, such as rules regarding requirements to identify the origin and existence of certain "conflict minerals" or regarding the disclosure of abusive labor practices in portions of our supply chain, could increase the cost of doing business, adversely affecting our results of operations.

In many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. In addition, new state tax regulations in states where we do not now collect state and local taxes may subject us to the obligation to collect and remit state and local taxes, or subject us to additional state and local sales and income taxes, or to requirements intended to assist states with their tax collection efforts. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes or tax collection obligations could have an adverse effect on our cash flows and results of operations. Further, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

Personnel

As of the date of this filing, we have 5 full-time employees, one of which is an officer of the Company. We also have 2 independent contractors, one of which is an officer of the Company.

Reports to Security Holders

1.

We will furnish shareholders with annual financial reports certified by our independent registered public accountants.

2.

We are a reporting issuer with the Securities and Exchange Commission.  We file periodic reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Risks Relating To Our Business and Marketplace

Our success relies on popularity of the lifestyle of being superior to religious indoctrination and other society enforced norms.

Our financial performance is largely dependent upon the continued popularity of apparel, accessories and other merchandise inspired by the lifestyle rooted in the ideal of self-realization being superior to religious indoctrination and other society enforced norms, particularly among teenagers and young adults. Our failure to anticipate, identify and react appropriately to changing trends and preferences of our customers could lead to, among other things, excess inventories and higher markdowns. There can be no assurance that the products we sell will be accepted by our customers.

Our access to merchandise could be hurt by changes in vendors’ business condition

Our financial performance depends on our ability to obtain our merchandise in sufficient quantities at competitive prices. We depend on independent contractors and vendors to manufacture much of our merchandise. We rely on small, specialized vendors who generally have limited resources, production capacities and operating histories. Lack of access to capital, as a result of the current economic conditions or otherwise, and changes in vendors’ compliance and certification procedures may cause our vendors to delay, reduce or eliminate shipment of products we otherwise would sell in our store. We generally do not have long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on acceptable terms in the future.

Expanding our operations to include new concepts presents risks.

We may implement other new concepts in the future. Starting and operating new concepts presents new and challenging risks and uncertainties, including, among others, unanticipated operational problems, lack of experience, lack of customer acceptance, the inability to market a new concept effectively, new vendor relationships, competition from existing and new retailers, and diversion of management’s attention from our existing concepts. If we do not operate Blackcraft or a new concept effectively, it could materially impact our business.

Our business strategy requires innovating and improving our operations, and we may not be able to do this sufficiently to effectively prevent a negative impact on our business and financial results.

To be successful we must innovate our products, our stores, and the shopping experience for our customers. Such innovation involves risks, including that we will not properly anticipate the need for or rate of change, that we are not able to successfully bring about such change, that we will not be able to produce anticipated results, and that our customers will not be receptive to the change.  Such innovation also involves significant capital expenditures and other costs that we may not be able to recover if the innovation is not favorably received by our customers.

If we are not able to protect our intellectual property our ability to capitalize on the value of our brand name may be impaired.

Even though we have taken action to establish, register and protect our trademarks and other proprietary rights, we cannot assure you that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights. In addition, we cannot assure that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights.

We are seeking to register our trademarks domestically. Obstacles may exist that may prevent us from obtaining a trademark for the Blackcraft Cult and Blackcraft Zodiac names or related names. We may not be able to register certain trademarks, purchase the right or obtain a license to use these names or related names on commercially reasonable terms. If we fail to obtain trademark, ownership or license the requisite rights, it would limit our ability to expand. In some jurisdictions, despite successful registration of our trademarks, third parties may allege infringement and bring actions against us. In addition, if our licensees fail to use our intellectual property correctly, the reputation and value associated with our trademarks may be diluted. Furthermore, if we do not demonstrate use of our trademarks, our trademark rights may lapse over time.

Failure of our vendors to use acceptable ethical business practices could negatively impact our business.

We require and expect our vendors and manufacturers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, the environment and intellectual property. However, we do not control their labor and other business practices. Further, we do not inspect our manufacturers’ operations and would not be immediately aware of any noncompliance by our vendors with applicable domestic or international laws and standards, including our internal standards. If one of our vendors or manufacturers violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of merchandise to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged.

Technology and other risks associated with our internet sales could hinder our overall financial performance.

We sell merchandise over the internet through our website which we control. Our internet sales generate a significant portion of our total sales and are dependent on our ability to drive internet traffic to our website. Our internet operations are subject to numerous risks and pose risks to our overall business, including the inability to successfully establish partnerships that are instrumental in driving traffic to our website; diversion of sales from our store; liability for online content; computer and consumer privacy concerns; rapid technological changes; the need to invest in additional computer hardware and software to support sales; hiring, retention and training of personnel; failure of computer hardware and software, including computer viruses, telecommunication failures, online security breaches and similar disruptions; governmental regulations; and credit card fraud. There can be no assurance that our internet operations will achieve sales and profitability levels that justify our investment in them.

We materially rely on eCommerce, information and other technology systems, including such technology provided by third parties.

We believe our dependence on eCommerce, information and other technology systems, including technology provided by third parties, will increase in the future, and it is possible we may not be able to obtain, maintain or use such systems as quickly or as effectively as needed. Implementing new systems, modifying existing systems, and restoring such systems and technology following a shut-down could present technological and operational challenges which we are unprepared for. We continue to evaluate the adequacy of the eCommerce, information and other technology systems we use to operate our business. Our failure to adapt to changing technological needs could have a material adverse effect on our results of operations and financial condition. We have agreements with third-party providers to maintain eCommerce and information technology systems, including content. We would be negatively impacted if such third parties fail to provide such services, including by way of malfunction of third-party sites, hardware, software and other equipment; service outages of third-party sites; third-party claims of data privacy violations, security breaches and intellectual property infringement; and poor integration of our technology into their software and services.

System security risk issues and system failures could disrupt our internal operations or information technology services provided to customers

Computer hacking attacks, as well as computer malware, denial-of-service attacks and viruses, have become increasingly prevalent in recent years. Using such methods and others, experienced computer programmers, hackers and other users may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. As a result, we could incur significant expenses addressing problems created by security breaches of our network. Moreover, we could incur significant loss of revenue and increased expenses in connection with system failures. In addition, hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions. In addition, our systems are not fully redundant and could be subject to failure. Our disaster recovery planning may not be sufficient, and we may not have adequate insurance coverage to compensate us for any significant casualty loss.

We are responsible for maintaining the privacy of personally identifiable information of our customers.

Through our sale transactions we obtain personally identifiable information about our customers, which is subject to federal, state and international privacy laws. These laws are constantly changing. If we fail to comply with these laws, we may be subject to fines, penalties or other adverse actions. We are highly dependent on the use of credit cards to complete sale transactions in our stores and through our website, and if we fail to comply with Payment Card Industry (PCI) Data Security Standards, we may become subject to limitations on our ability to accept credit cards. Moreover, third parties may seek to access this information through improper means such as computer hacking, malware and viruses. Any incidents involving unauthorized access or improper use of our customers’ personally identifiable information could damage our reputation and brand and result in legal or regulatory action against us.

Loss of key people or an inability to hire necessary and significant personnel could hurt our business.

Our ability to achieve and maintain operating efficiency and to anticipate and effectively respond to changing trends and consumer preferences depends in part on our ability to retain and attract senior management and other key personnel in our operations, merchandising and other departments. Competition for these personnel is intense, and we cannot be sure that we will be able to retain or attract qualified personnel as needed. The sudden loss of the services of key people could have a material adverse effect on our business, results of operations and financial condition.

Our supply chain has risks and uncertainties that could affect our sales and business.

The merchandise we sell is obtained from vendors and manufacturers in the United States. Generally, this product is shipped to our store using Federal Express and the United States Postal Service. Our reliance on Federal Express and the United States Postal Service for shipments is subject to risks associated with their ability to provide delivery services that meet our shipping needs and our ability to obtain such services at an affordable cost.

Risks associated with contracting directly with manufacturers for merchandise could hinder our financial performance.

We are sourcing a greater percentage of our merchandise directly from manufacturers. We have limited experience in sourcing merchandise directly from manufacturers. We may encounter administrative challenges and operational difficulties with the manufacturers from which we may source our merchandise. Operational difficulties could include reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failures to meet production deadlines. A manufacturer’s failure to ship merchandise to us on a timely basis or to meet the required quality standards could cause supply shortages that could result in lost sales. If a manufacturer conducts its operations in a manner that is illegal or regarded as unethical, it could affect our business and our reputation could be damaged.

We face intense competition.

The apparel and accessory categories within the retail industry in which we operate are highly competitive. Increased competition could have a material adverse effect on our business, results of operations and financial condition. Our competitors, particularly big-box retailers, may have the ability to sell merchandise at substantially lower prices than we are able to sell such merchandise. This may cause us to incur greater than anticipated price reductions and unanticipated increases in our inventories for such products. It may also cause us to elect not to sell such products, despite the fact the products would otherwise attract customers and sell well in our store.

Our profitability could be adversely affected by volatile commodity prices, including petroleum and cotton.

The profitability of our business depends to a certain degree upon the price of certain commodities, including petroleum and cotton products. We are affected by changes in such prices to the extent that such commodities are part of the costs of delivery of merchandise to our stores and to the extent that the commodities are used in the production of our merchandise. Higher gasoline prices may also affect the willingness of consumers to drive to our store.

Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or change the way we do business.

Changes in laws and any future changes could make our operations more expensive or require us to change the way we do business. Changes in federal and state minimum wage laws could require us to change our entire wage structure for store. Other laws related to treatment of employees, including laws related to employee benefits and privacy, could also negatively impact us, such as by increasing medical insurance costs and related expenses. Changes in product safety or other consumer protection laws, and private-party enforcement of existing laws, could lead to increased costs to us for certain merchandise, additional labor costs associated with readying merchandise for sale, or serve as the basis for litigation. Changes in laws affecting our supply chain, including the effect of the California Transparency in Supply Chain Act of 2012 and portions of the Dodd-Frank Wall Street Reform and Consumer Protection Act relating to conflict minerals, may adversely affect the sourcing, availability and pricing of certain materials which may be used in the manufacture of some of our products. In addition, we may incur additional legal and other costs to comply with the annual disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals which may be used in our products.

We incur costs associated with regulatory compliance, and this cost could be significant.

There are numerous regulatory requirements for public companies that we comply with or may be required to comply with in the future and compliance with these rules could result in the diversion of management’s time and attention, which could be disruptive to normal business operations. These regulations may include more stringent accounting standards, taxation requirements (including changes in applicable income tax rate, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, privacy and data security, environmental regulations, advertising, safety and product liability. We may in the future be required to adopt International Financial Reporting Standards, and doing so could be time-consuming and cause us to incur significant expense. If we do not satisfactorily or timely comply with these requirements, possible consequences could include sanction or investigation by regulatory authorities such as the SEC; fines and penalties; incomplete or late filing of our periodic reports, including our annual report on Form 10-K or quarterly reports on Form 10-Q or civil or criminal liability.

Government or consumer concerns about product safety could result in regulatory actions, recalls or changes to laws, which could harm our reputation, increase costs or reduce sales.

We are subject to regulation by the Consumer Product Safety Commission and similar state regulatory authorities, and our products could be subject to involuntary recalls and other actions by these authorities. We purchase merchandise from suppliers domestically in the United States. One or more of our suppliers might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before such merchandise is received by our customers. Issues of product safety could result in a recall of products we sell. Additionally, regulatory authorities, including the Consumer Product Safety Commission, have undertaken reviews of product safety and are in the process of enacting or are considering various proposals for more stringent laws and regulations. In particular, the Consumer Product Safety Improvement Act of 2008, which imposes significant requirements on the sale of consumer products and enhanced penalties for noncompliance. Such regulations contain provisions which have uncertain applicability to products we sell, and such lack of certainty may inhibit our willingness carry products or cause us to carry product we otherwise would not. These regulations could result in delays in getting products to our stores, lost sales, the rejection of our products by consumers, damage to our reputation or material increases in our costs, and may have a material adverse effect on our business. Moreover, individuals and organization may assert legal claims for our non-compliance with consumer product rules and regulations, and we may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed or fall outside the scope of indemnities provided by third parties or outside the coverages of our insurance policies.

Economic conditions could decrease consumer spending and reduce our sales.

Certain economic conditions could affect the level of consumer spending on merchandise we offer, including, among others, employment levels; salary and wage levels, particularly of teens and college-age adults; interest rates; availability of consumer credit; taxation; and consumer confidence in future economic conditions. For example, the global economic downturn has significantly reduced consumer spending levels and mall customer traffic in general. The ongoing slowdown in the United States economy and uncertain economic outlook could continue to cause lower consumer spending levels and mall customer traffic which could adversely affect our sales results and financial performance. In addition, we are highly dependent on a significant level of teenage and college-age spending on our products, and we likely would be adversely affected if economic conditions limited such spending.

We have a limited operating history in the retail clothing/lifestyle industry on which to evaluate our potential and determine if we will be able to execute our business plan, and initially will depend on a single store and website to generate all of our revenues.

Upon closing of the Merger we now own and operate one Blackcraft Cult store in Orange, California. Although we plan on identifying and opening new store locations, we will initially rely on the Orange location and our website for all of our revenue. Investments in our securities should be considered in light of the risks and difficulties we will encounter as we attempt to penetrate the retail clothing industry.

We may need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us and or our stockholders. This may result in our inability to fund our working capital requirements and harm our operational results.

We believe that current cash on hand and the other sources of liquidity will be sufficient enough to fund our operations in the ordinary course of business through fiscal 2014. However, if we experience extraordinary expenses or other events beyond our control, we may need to raise additional funds to continue our operations.

Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

Changes in accounting standards, especially those that relate to management estimates and assumptions, are unpredictable and may materially impact how we report and record our financial condition.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

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

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.”

Even if we no longer qualify as an “emerging growth company”, we may still be subject to reduced reporting requirements so long as we are considered a “Smaller Reporting Company.”

Many of the exemptions available for emerging growth companies are also available to smaller reporting companies like us that have less than $75 million of worldwide common equity held by non-affiliates.  So, although we may no longer qualify as an emerging growth company, we may still be subject to reduced reporting requirements.

Risks Relating To Our Common Stock

Our common stock currently has no trading volume and holders of our securities may not be able to sell quickly any significant number of shares.

Our common stock is quoted on the OTCQB. There has been no trading volume of our common stock. Because of this, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. When a limited number of shares begin trading, the price per share is subject to volatility and may be subject to rapid price swings in the future.

Investors may have difficulty liquidating their investment because our stock will be subject to penny stock regulation.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 6,666,600,000 shares of common stock and 10,000,000 shares of preferred stock.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to shareholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting one’s investment.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we fail to remain current on our reporting requirements with the SEC, we could be removed from the OTC QB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC QB, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC QB.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC QB by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC QB for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC QB.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have no late filings reported by FINRA.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We have a limited number of personnel that are required to perform various roles and duties. These individuals developed our internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Concentrated Ownership.  An excess of a majority of our outstanding voting securities are held by two individuals and they can elect all directors who in turn elect all officers, without the votes of any other stockholders.

Our Chief Executive Officer and our President, collectively own 79% of our outstanding voting securities and, accordingly, have effective control of us and may have effective control of us for the near and long term future.  Votes of other stockholders can have little effect when we are managed by our Board of Directors and operated through our officers, all of whom can be elected by these two individuals.

We do not expect to pay dividends in the near future.

We do not expect to declare or pay any dividends on our common stock in the foreseeable future. The declaration and payment in the future of any cash or stock dividends on the common stock will be at the discretion of our Board of Directors and will depend upon a variety of factors, including our ability to service our outstanding indebtedness, if any, and to pay dividends on securities ranking senior to the common stock, our future earnings, if any, capital requirements, financial condition and such other factors as our Board of Directors may consider to be relevant from time to time.  Our earnings, if any, are expected to be retained for use in expanding our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the date of the filing of this Annual Report on Form 10-K, we have no unresolved staff comments.

ITEM 2. PROPERTIES

We currently maintain our store/warehouse at 1030 N. Main Street, Unit B, Orange, CA 92867. Our monthly rent for this location is $1,200. There are currently no proposed programs for the renovation, improvement or development of the facility we currently use.  We do not believe that we will need to obtain additional space at any time in the foreseeable future, approximately 12 months. Additionally, we do not have any plans for adding retail locations at any time in the foreseeable future, approximately 12 months, as a result of approximately 95% of our sales are through our website.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND MARKET INFORMATION FOR COMMON STOCK

Market information

We have been approved for listing on the OTC Markets QB (OTCQB) under the symbol "BLCK."

Price Range of Common Stock

The high and low closing prices of our common stock for the periods indicated are set forth below.  These closing prices do not reflect retail mark-up, markdown or commissions.

Year ended December 31, 2014	High	Low

First Quarter	N/A	N/A
Second Quarter	$5.35	$5.35
Third Quarter	$3.00	$3.00
Fourth Quarter	$1.20	$1.20

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission.  Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of shareholders to sell their shares.

Holders

As of March 31, 2015, we had 101 stockholders of record of the shares outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has not adopted an Equity Compensation Plan.

Recent Sales of Unregistered Securities

On March 27, 2014, pursuant to the Merger Agreement, we issued a total of 148,970,510 shares of our restricted common stock (post 66.666 forward split) to the stockholders of BEI, in exchange for 100% of the issued and outstanding shares of common stock of BEI.

We made the aforementioned common stock issuances in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution. We believe that the issuance and sale of the above securities were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The securities were issued directly by us and did not involve a public offering or general solicitation. The recipients of the securities were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the securities, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

This section must be read in conjunction with the Audited Financial Statements included in this Annual Report.

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Our results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; intense competition; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Background

On March 26, 2014, Blackcraft Cult, Inc., formerly Merculite Distribution, Inc., entered into a reverse triangular merger for the acquisition of 100% of ownership of Blackcraft Emoji Incorporated, a California corporation (“BEI”). Effective March 27, 2014, we completed the acquisition of BEI. As a result of acquiring BEI, our entire operations are currently based upon the operations of the assets acquired.

Our Operations

Blackcraft Cult, Inc. is a specialty online retailer of apparel, accessories, and gift items for men and women. Blackcraft is a lifestyle brand rooted in the ideal of self-realization being superior to religious indoctrination and other society enforced norms. The brand is darker in nature but positive in message. Our product line consists of a variety of clothing and accessories including T-shirts, sweatshirts, tank-top shirts, crewneck pullovers, women's leggings and crop tops, beanies, hats, patches, cell phone cases, candles, and coffee. We sell these products through our Internet website located at www.blackcraftcult.com (“Website”).  Consumers are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled devices. A significant portion of our sales are to customers located in the United States. During the year ended December 31, 2014 no single customer accounted for more than 1% of our total net revenue.

Our business includes sales made to individual consumers, which are fulfilled from our warehouse in Orange, California. During the year ended December 31, 2014, we fulfilled approximately 95% of our order volume through our warehouse, which generally ships between 80 and 100 packages per day.

We require verification of receipt of payment, or authorization from credit card or other payment vendors whose services we offer to our customers (such as PayPal and BillMeLater), before we ship products to consumers.

Results of Operation for the years ended December 31, 2014 and 2013

Revenues

During the years ended December 31, 2014 and 2013, our revenues were distributed, as follows:

			Change
Revenue Source	2014	2013	$	%
Product sales	$1,502,820	$1,165,241	$337,579	29.0%
Shipping income	245,439	191,451	53,988	28.2%

Total Revenues	$1,748,259	$1,356,692	$381,153	27.9%

In the year ended December 31, 2014, we generated $1,502,820 in revenue as compared to $1,165,241 for the year ended December 31, 2013. The $337,579 increase in revenue for the year ended December 31,, 2014 was primarily due to an increase in shipping income and an increase product sales.

Operating Expenses

In the course of our operations, we incur operating expenses composed primarily of payroll and general and administrative costs.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  For the years ended December 31, 2014 and 2013, the components of our operating expenses were, as follows:

			Change
Expense	2014	2013	$	%
General and administrative	$602,562	$222,097	$380,465	171.1%
Executive compensation	153,341	175,000	(21,659)	(12.4)%
Amortization	12,311	-	12,311	100.0%
Depreciation	1,118	428	690	161.2%
Impairment loss	98,489	-	98,489	100.0%

Total Operating Expenses	$867,821	$397,525	$470,296	118.1%

Overall expenses increased by 118.1% from the year ended December 31, 2014 to the comparable period ended December 31, 2013.  A significant portion of the increase is attributable to material increases in: (1) payroll; and (2) accounting fees, primarily related to the cost of doing business.

Our management cautions that the variations in all expense categories are not accurate indications of long-term trends and ongoing expenses will continue to vary drastically from period to period.

Income Taxes and Net Income

During the year ended December 31, 2014, we realized net income of $185,230, after deducting provision for income taxes of $41,471.  In the comparable year ended December 31, 2013, provision for income taxes were $0, which resulted in net income of $428,930.  Year-over-year, net income decreased approximately 56.8%, or $243,700, from the year ended December 31, 2013 to December 31, 2014.  Our net profit margin during the year ended December 31, 2014 was 11.0%, compared to 32.0% in the year ago period ended December 31, 2013.

Seasonality of Business and Quarterly Results

Our business varies with general seasonal trends that are characteristic of the retail and apparel industries. As a result, we generate a higher percentage of our annual net sales and profitability in the fourth quarter of our fiscal year, which includes the holiday selling season, compared to other quarters of our fiscal year. If for any reason our sales were below seasonal norms during the fourth quarter of our fiscal year, our annual operating results would be negatively impacted. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

As of December 31, 2014, we had $222,836 of cash on hand compared to a December 31, 2013 balance of $78,059 of cash on hand.  This increase in cash was generated organically, primarily through operating activities.  During the year ended December 31, 2014, we generated cash from operating activities of $150,710, compared to generating cash from operating activities of $364,477 in the year ended December 31, 2013.

Cash utilized in investing activities was $51,989 for the year ended December 31, 2014 compared to $4,356 cash used during the same period in 2013.  Cash used was due primarily to purchase marketable securities.  We also utilized cash to purchase furniture and fixtures.

Cash provided by financing activities was $46,056 for the year ended December 31, 2014 compared to cash used of $282,062 in 2013. Cash provided by financing activities was due primarily to cash received from the sale of common stock.

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

Based on current expectations, we believe that our existing cash and our net cash provided by operating activities and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We expect to use our cash to invest in our core business, including new product innovations, advertising and marketing. Other than normal operating expenses, cash requirements for fiscal 2015 are expected to consist primarily of capital expenditures and additional investments in advertising and marketing efforts.

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

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

Operation Plan

Our overall business plan is to expand and grow our Blackcraft brand and increase revenue. Subject to availability of sufficient capital, our business and strategy will be directed toward the following approaches.

Milestones:

We have set our goals in two stages: (1) goals based upon or funding additional equity and or debt in the approximate sum of $800,000; and (2) goals based upon or funding additional equity and or debt in the approximate sum of $2,000,000.

Stage I: Retail Location. One near term strategy is to explore opening a retail location on Melrose Ave., in Hollywood, California in 2015. Opening a retail location in 2015 is based upon our receipt of equity and/or debt in the approximate sum of $800,000.

We estimate that we would have to expend $800,000 (net of any landlord tenant improvement allowances) to construct, staff and open a retail location on Melrose Ave., in Hollywood, California, excluding rent. Our build-out cost of the store will vary depending on a number of factors, including the size of the location, whether we are converting an existing retail space, or moving into a "build to suit" location constructed from a building shell, typically with a monetary contribution (also typically referred to as a tenant improvement allowance) from the landlord. While the latter development model generally involves greater costs (depending on the level of landlord contribution) and time to open (because the permitting process is typically significantly longer), we believe that positioning our retail store in popular locations (which typically operate on the "build to suit" model) will increase public awareness and recognition of the Blackcraft brand, which we believe is critical to our continued growth.

Stage II: In-house Printing. In addition to, or in lieu of using outside vendors for printing our t-shirts, we believe we can expand our operations and do in-house printing for ourselves and maybe for others in 2016.

Expanding our business operations to do in-house printing is based upon our receipt of additional equity and/or debt in the approximate sum of $2,000,000. The cost will vary depending on the hiring of additional staff, equipment purchases and location space. We anticipate that it will take us approximately twelve to eighteen months after the funding referenced in this Stage III to expand our operations through the securing of space, equipment and hiring of additional staff.

We have not commenced any of the milestones set forth above. In order to begin the milestones we will need additional funds through equity or debt financing, to the extent available. Without sufficient cash flow from our operations and any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

No significant business expansion will be accomplished until equity or debt is raised, or in the unlikely event that our business plan as currently developed, generates sufficient revenues to allow for major investment purchases.

Given our cash on hand, revenues and business plan, we anticipate obtaining additional financing to fund our business expansion through common stock offerings, to the extent available.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission ("SEC") has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies, estimates and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Note 1 Summary of Significant Accounting Policies in our Notes to Financial Statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates. Our critical accounting policies are as follows:

Revenue Recognition

We derive our revenue from merchandise sales. Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We record revenue from the sale of merchandise upon shipment or delivery of the products to the customer.  We also record the shipping income when the products are sent to the customer.

Sales returns and allowances

We have a 14 day return/exchange policy and is accepted for items that are in a like new condition.  The return postage is the responsibility of the customer except for those items which are the result of the Company’s improper filling of the order.

Sales tax

Amounts collected from customers for sales tax are recorded on a net basis.

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the period from Inception (January 11, 2013) to December 31, 2014.

Income taxes

For financial reporting purposes, the Company has elected to use the taxes payable method.  Under this method, income tax expense represents the amount of income tax the Company expects to pay based on the Company’s current year taxable income.  Income tax for the period is provided at the applicable tax rate on taxable income.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Inflation

We do not believe that inflation has had a material adverse effect on our net sales or results of operations in the past. However, we cannot assure that our business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blackcraft Cult, Inc.

We have audited the accompanying balance sheets of Blackcraft Cult, Inc. as of December 31, 2014 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the period ended December 2014 and 2013. Blackcraft Cult, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.

Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackcraft Cult, Inc. as of December 31, 2014 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the period ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 15, 2015

BLACKCRAFT CULT, INC.

FORMERLY MERCULITE DISTRIBUTING, INC.

BALANCE SHEETS

(AUDITED)

	December 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash and equivalents	$222,836	$78,059
Accounts receivable	66	691
Inventory	78,245	76,153
Total current assets	301,147	154,903

Fixed assets, net	4,799	3,928
Deposits	16,500
Marketable securities	50,000	-

Total assets	$372,446	$158,831

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$51,258	$347
Accrued liabilities	57,721	11,617
Income tax payable	41,471	-
Total current liabilities	150,450	11,964

Long-term liabilities:
Accrued interest payable - related party	197	-
Notes payable - related party	15,453	-
Line of credit - related party	-	-
Total long-term liabilities	15,650	-

Total liabilities	166,100	11,964

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 6,666,600,000 shares authorized, 199,160,014 and 148,350,510, shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	199,160	148,351
Additional paid-in capital	(52,333)	(430,414)
Retained earnings (deficit)	59,519	428,930
Total stockholders' equity	206,346	146,867

Total liabilities and stockholders' equity	$372,446	$158,831

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.

FORMERLY MERCULITE DISTRIBUTING, INC.

STATEMENTS OF OPERATIONS

(AUDITED)

	For the year ended		For the year ended
	December 31,		December 31,
	2014		2013

Revenue
Product sales	$1,502,820		$1,165,241
Shipping income	245,439		191,451
Total revenue	1,748,259		1,356,692

Cost of sales
Product cost of goods sold	439,586		358,249
Shipping costs	211,051		171,988
Total cost of sales	650,637		530,237

Gross profit	1,097,622		826,455

Operating expenses:
General and administrative	602,562		222,097
Executive compensation	153,341		175,000
Amortization	12,311		-
Depreciation	1,118		428
Impairment loss	98,489		-

Total operating expenses	867,821		397,525

Other expenses:
Interest expense	3,090		-
Currency conversion	10	-	-

Total other expenses	3,100		-

Net income (loss) before provision for income taxes	226,701		428,930

Income tax expense	41,471		-

Net income	$185,230		$428,930

Weighted average number of common shares	183,345,333		148,350,510
outstanding - basic

Net loss per common share - basic	$0.00		$0.00

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.

FORMERLY MERCULITE DISTRIBUTING, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(AUDITED)

					Additional	Retained	Total
	Preferred Shares		Common Shares		Paid-In	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
January 1, 2014
Balance forward	-	$-	148,350,510	$148,351	$(1,484)	$-	$146,867

January 28, 2014
Issuance of common stock for cash	-	-	620,000	620	154,380		155,000

March 27, 2014
Recapitalization due to reverse merger	-	-	49,649,504	49,650	(347,939)		(298,289)

May 30, 2014
Issuance of common stock for cash	-	-	540,000	540	134,460		135,000

December 31, 2014					8,250		8,250
Donated capital

Net income						59,519	59,519

Balance, December 31, 2014	-	$-	199,160,014	$199,160	$(52,333)	$59,519	$206,346

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.

FORMERLY MERCULITE DISTRIBUTING, INC.

STATEMENTS OF CASH FLOWS

(AUDITED)

	For the year ended	For the year ended
	December 31,	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$185,230	$428,930
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation	1,118	428
Amortization of software	12,311
Impairment loss	98,489
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	625	(691)
(Increase) Decrease in inventory	(2,092)	(76,153)
(Increase) in software	(110,800)	-
(Increase) in deposits	(16,500)
(Increase) in income tax payable	41,471	347
Increase (Decrease) in accounts payable	(105,519)	-
Increase (Decrease) in accrued liabilities	46,104	11,616
Increase in accrued interest payable - related party	273	-

Net cash used in operating activities	150,710	364,477

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(50,000)	-
Purchase of furniture and fixtures	(1,989)	(4,356)
Net cash used in investing activities	(51,989)	(4,356)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired at merger	21,344	-
Net liabilities acquired at merger	(125,741)	-
Member's contributions	-	51,305
Member's distributions	-	(333,367)
Proceeds from notes payable - related party	15,453	-
Proceeds from line of credit - related party	-	-
Payments to line of credit - related party	-	-
Proceeds from sale of common stock, net of offering costs	135,000	-
Net cash provided by financing activities	46,056	(282,062)

NET CHANGE IN CASH	144,777	78,059

CASH AT BEGINNING OF PERIOD	78,059	-

CASH AT END OF PERIOD	$222,836	$78,059

SUPPLEMENTAL INFORMATION:
Interest paid	$3,090	$-
Income taxes paid	$-	$-

Non-cash activities:
Shares issued for spin off from Oraco Resources, Inc.	$-	$-
Shares issued for prepaid expenses	$-	$-
Shares issued for debt conversion	$-	$-

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On March 21, 2014, BEI entered into an Acquisiton Agreement and Plan of Merger (the “Merger Agreement”) by and among Merculite Sub Co (“Sub Co”), a Nevada corporation and wholly owned subsidiary of BCC, and Blackcraft Cult, Inc. (“BCC”), a Nevada corporation; Sub Co and BEI being the constituent entities in the Merger.  Pursuant to the Merger Agreement BCC intends to issue 2,234,580 shares of its Rule 144 restricted common stock in exchange for 100% of BEI’s issued and outstanding common stock.  Pursuant to the terms of the Merger, Sub co will be merged with BEI and Sub Co will cease to exist and BEI will become a wholly owned-subsidiary of BCC. Subject to the terms and conditions set forth in the Merger Agreement, the Merger closed on March 27, 2014 (the “Closing Date”).  The Merger, upon closing will provide BCC with the ownership of 100% of BEI.

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value).  As of December 31, 2014, the Company had finished goods inventory of $78,245.

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

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

NOTE 2 - IMPAIRMENT OF SOFTWARE

Management determined that the BlackCraft Zodiac mobile app was not going to provide future benefits to the Company, therefore, an impairment charge of $98,489 in the statements of operations for the year ended December 31, 2014.

NOTE 3 - FIXED ASSETS

The following is a summary of fixed assets:

	December 31, 2014	December 31, 2013
Computer equipment	$1,229	$1,229
Machinery and equipment	3,127	3,127
Leasehold improvements	1,988	-
Fixed assets, total	6,344	4,356
Less: accumulated depreciation	(1,545)	(428)
Fixed assets, net	$4,799	$3,928

Depreciation expense for the years ended December 31, 2014 and 2013 was $1,118 and $428, respectively.

NOTE 4 - INCOME TAXES

For financial reporting purposes, income before taxes include the following components:

	December 31, 2014	December 31, 2013
United States	$226,701	$428,930

Total	$226,701	$428,930

The expense for income taxes consists of:

	December 31, 2014	December 31, 2013
Current:
Federal	$30,069	$--
State	11,402	--
	$41,471	$--
Deferred and other:
Federal	$--	$--
State	--	--

Total	$41,471	$--

The reconciliation of statutory tax rate to effective tax rate is:

	December 31, 2014	December 31, 2013
Federal statutory rate	25.05%	--
State statutory rate, net of Federal tax effect	9.50%	--

Effective Tax Rate	34.55%	--

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

NOTE 5 - NOTES PAYABLE AND LINE OF CREDIT - RELATED PARTY

During the year ended December 31, 2014, the Company received a loan totaling $15,453 from an officer, director and shareholder.  The loan bears no interest and is due upon demand.

Interest expense for the years ended December 31, 2014 and 2013 was $3,090 and $0, respectively.

NOTE 6 - STOCKHOLDERS’ EQUITY

During January 2014, BEI sold a total of 620,000 shares of common stock for a total of $155,000.

On March 5, 2014, BEI effectuated a reverse stock split of 66.666 to 1.

During May 2014, BEI sold a total of 540,000 shares of common stock for a total of $135,000.

NOTE 7 - AGREEMENTS

Lease agreement

In October 2014, the Company executed a lease agreement with Knox Living Trust.  The lease term is three years commencing on November 1, 2014 at $5,200 per month.  The Company paid a refundable security deposit and first months’ rent of $16,500 and $5,200, respectively.  Rent expense for the years ended December 31, 2014 and 2013 was $104,605 and $7,706, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors are elected by the stockholders to a term of one year and serve until their successors are elected and qualified.  The officers are appointed by our Board of Directors to a term of one year and serve until his/her successor is duly elected and qualified, or until he/she is removed from office.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position	Term Commencing

Robert Schubenski	25	Chief Executive Officer, Secretary, Treasurer and Director	Director as of March 17, 2014 Officer as of March 27, 2014

James Somers	34	President and Director	March 27, 2014

Background of Directors, Executive Officers, Promoters and Control Persons

Robert Schubenski is co-founder of the Blackcraft Cult brand, which started with a passionate idea, 40 black T-shirts, a few close friends and $100 in 2012. In January of 2013, Mr. Schubenski, as a sole proprietorship filed a doing business as Blackcraft Cult under the laws of the State of California (“DBA Blackcraft Cult”). The brand has transcended into a lifestyle apparel company we currently see today. Through their organic, grass roots marketing campaign, Blackcraft’s message and products quickly gained acceptance and spread throughout the music, fashion, and tattoo communities, gaining credibility and admiration across the globe. The sale of 40 t-shirts produced five hundred dollars from which 200 more t-shirts were purchased and sold, and this trend continued. All the profits from each order sale were put back into the business so the Company would grow organically. Up until this point the Company operated from the attic of a friend's house in Orange, California. After the brand started to gain traction, Blackcraft reached out to people and bands such as Slayer, Deftones, Fall Out Boy, Kesha, Marilyn Manson, Alice Cooper, and AFI. The Company gained significant exposure through this method with band members wearing Blackcraft’s shirts in press photos, on stage, and in magazine articles such as Rolling Stone and Alternative Press. Still playing in a band, The Witch Was Right, Mr. Schubenski left to go on tour while the other co-founder of Blackcraft, Jim Somers, stayed back to fulfill orders and keep the Company going. By the time Mr. Schubenski returned, it was clear that the Company had outgrown the basement and needed a warehouse to fulfill the rapidly growing orders. Mr. Schubenski is also the co-founder of Blackcraft Emoji Incorporated, incorporated in January 13, 2014. Between the year 2006 and the formation of Blackcraft Cult, Mr. Schubenski worked on his individual ideas and images that were sold throughout the world while promoting merchandise for various rock bands.

Because of Mr. Schubenski’s creativity, knowledge and experience in successfully launching Blackcraft’s clothing line, he provides our board with valuable expertise.

James Somers is co-founder of the Blackcraft Cult brand along with Mr. Schubenski. Mr. Somers is also a co-founder of Blackcraft Emoji Incorporated, incorporated in January 13, 2014. Between March 2010 and December 2011, Mr. Somers was the Marketing Director Sales Manager of Aqua – Vi Clothing Company. Between January 2008 and August 2009, Mr. Somers worked for To Die For Clothing – Warehouse. In August 2009, Mr. Somers was the Marketing Director for To Die For Clothing. In February 2009 he also worked for Obey Clothing Warehouse.

Because of Mr. Somers’ creativity, significant retail knowledge and experience in successfully launching Blackcraft’s clothing line, he provides our board with valuable retail industry expertise.

While our current directors do not have the experience in serving on a public company board, we feel they are the best choice because they have the vision and can lead the Company in the right direction.

Family Relationships

There are no family relationships among any of our officers or directors.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

(3)	Compliance with applicable governmental laws, rules and regulations;

(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Corporate Governance

We currently do not have standing audit, nominating and compensation committees of the board of directors, or committees performing similar functions. Until formal committees are established, our entire board of directors, perform the same functions as an audit, nominating and compensation committee.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No petition under the Federal bankruptcy laws or any state insolvency law has ever been filed by or against, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of our ?sole officer and director, or any partnership in which she was a general partner at or within two years before the time of such filing, or any corporation or business association of which she was an executive officer at or within two years before the time of such filing.

Neither our sole officer and director nor any consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of our sole director and officer nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

Our sole director and officer has not been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

Our sole officer and director has never been convicted of violating a federal or state securities or commodities law.

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

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value.  As a result of the size of the Company and only having two executive officers, the Board evaluates both performance and compensation on an informal basis.  Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of our peer companies.  To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company.  Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2014 and 2013 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years to our officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings($)	All Other Compen- sation ($)	Total ($)

Robert Schubenski	2014	40,000	-	-	-	-	-	-	-
CEO	2013	175,000	-	-	-	-	-	-	175,000

James Somers	2014	40,000	-	-	-	-	-	-	-
President	2013	-	-	-	-	-	-	-	-

Employment Contracts and Officers’ Compensation

We do not have employment agreements.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.

Directors’ Compensation

Our directors are not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

Liability and Indemnification of Officers and Directors

Under our Articles of Incorporation, our directors are not liable for monetary damages for breach of fiduciary duty, except in connection with:

•

A breach of a director’s duty of loyalty to us or our stockholders;

•

Acts or omissions not in good faith or which involve intentional misconduct, fraud or a knowing violation of law;

•

A transaction from which a director received an improper benefit; or

•

An act or omission for which the liability of a director is expressly provided under Nevada law.

Our Articles of Incorporation and Bylaws require us to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, in a criminal action or proceeding, if he had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of no contest or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests or that he or she had reasonable cause to believe his or her conduct was unlawful.  Indemnification as provided in our Bylaws will be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct.  Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the SEC, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table presents information about the beneficial ownership of our common stock on March 31, 2015 by those persons known to beneficially own more than 5% of our capital stock and by our Directors and executive officers.  The percentage of beneficial ownership for the following table is based on 199,160,014 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2015, pursuant to options, warrants, conversion privileges or other rights.  The percentage of ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class

Common	Robert Schubenski, CEO	78,728,612	39.5%
Common	James Somers, President	78,728,612	39.5%

	All Directors and Officers as a group	157,457,224	79.0%

Note: As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On April 18, 2013, we executed a debt conversion agreement with our former officer and director, Steve Subick, to convert the outstanding balance owed by the Company of $11,837.44 through the line of credit executed on July 1, 2012 for up to $20,000, to 118,375 shares of our restricted common stock.

On January 24, 2014, we entered into a revolving credit line with BEI for up to $400,000. The unsecured line of credit bears interest at 2% per annum with principal and interest due on January 24, 2016. During the month ended January 31, 2014, BEI loaned a total of $124,000 to the Company. On January 24, 2014, BEI was owned and controlled by Robert Schubenski (holder of 74,175,258 shares of common stock or 50% of BEI) and James Somers (holder of 74,175,258 shares of common stock or 50% of BEI).  As a result of the Company acquiring BEI, the balance of the loan and any interest was recorded to additional paid-in capital in the first quarter ended March 31, 2014 financial statements and the balance of the loan is $0.

On March 27, 2014, we issued 148,970,510 shares of our restricted common stock (post 66.666 forward split) in connection with the consummation of the merger with BEI. In exchange, we acquired 100% of the outstanding common stock of BEI.

Promoters and Certain Control Persons

Other than the founder, Steven Subick, we did not have any promoters at any time since inception.

Mr. Schubenski and Mr. Somers, collectively, acquired beneficial control of approximately 79% of the total shares of common stock outstanding of the Company as follows:

Mr. Schubenski acquired 37% or 73,371,933 shares of common stock as a result of being a stockholder of BEI of which the Company acquired 100% of the ownership pursuant to the Merger. Similarly, Mr. Somers acquired beneficial control of approximately 37% or 73,371,933 shares of common stock as a result of being a stockholder of BEI of which the Registrant acquired 100% of the ownership pursuant to the Merger Agreement.

In addition, on March 27, 2014, Mr. Robert Schubenski acquired an additional 4,501,355 (67,521 pre 66.666 forward split) shares of common stock or 2% pursuant to a private transaction with Mr. Steven Subick (for a purchase price of $1,350.42 pre 66.666 forward split). On March 27, 2014, Mr. Schubenski acquired an additional 51,999 shares of common stock or .02% in private transactions with shareholders of the Company (for a purchase price of $1,039.98 pre 66.666 forward split).

Similarly, on March 27, 2014, Mr. James Somers acquired an additional 4,501,355 (67,521 pre 66.666 forward split) shares of common stock or 2% pursuant to a private transaction with Mr. Steven Subick (for a purchase price of $1,350.42 pre 66.666 forward split). On March 27, 2014, Mr. Somers acquired an additional 51,999 shares of common stock or .02% in private transactions with shareholders of the Company (for a purchase price of $1,039.98 pre 66.666 forward split).

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the Over the Counter Bulletin Board (“OTCBB”) does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2014 and 2013 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2014	2013

Audit fees	$39,000	$12,750
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$39,000	$12,750

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements.  Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

(1)

Incorporated by reference to the Registration Statement on Form S-1 and amendments made thereto, originally filed with the SEC on April 6, 2012.

(2)

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BLACKCRAFT CULT, INC.
(Registrant)

By: /s/ James Somers
James Somers
President

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Robert Schubenski	Chief Executive Officer	April 15, 2015
Robert Schubenski

/s/ Robert Schubenski	Principal Financial Officer	April 15, 2015
Robert Schubenski

/s/ Robert Schubenski	Principal Accounting Officer	April 15, 2015
Robert Schubenski