Form 10-Q
period 2015-03-31
BLACKCRAFT CULT, INC.
filed 2015-05-20
CIK 1521549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-54898

BLACKCRAFT CULT, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0686483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2830 E. Via Martens, Anaheim, CA	92806
(Address of principal executive offices)	(Zip Code)

(949) 547-5916
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	199,160,014 shares
(Class)	(Outstanding as at May 15, 2015)

BLACKCRAFT CULT, INC.

FORM 10-Q

For the quarter ended March 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's December 31, 2014, Annual Report on Form 10-K previously filed with the Commission on April 15, 2015.

BLACKCRAFT CULT, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2015	2014

ASSETS

Current assets:
Cash and equivalents	$182,939	$222,836
Accounts receivable	87	66
Inventory	86,133	78,245
Total current assets	269,159	301,147

Fixed assets, net	4,375	4,799
Deposits	16,500	16,500
Marketable securities	50,000	50,000

Total assets	$340,034	$372,446

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$26,322	$51,258
Accrued liabilities	8,347	57,721
Income tax payable	52,585	41,471
Total current liabilities	87,254	150,450

Long-term liabilities:
Accrued interest payable - related party	197	197
Notes payable - related party	15,453	15,453
Total long-term liabilities	15,650	15,650

Total liabilities	102,904	166,100

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 6,666,600,000 shares authorized,
199,160,014 and 199,160,014, shares issued and outstanding
as of March 31, 2015 and December 31, 2014, respectively	199,160	199,160
Additional paid-in capital	(52,333)	(52,333)
Retained earnings (deficit)	90,303	59,519
Total stockholders' equity	237,130	206,346

Total liabilities and stockholders' equity	$340,034	$372,446

The accompanying notes are an integral part of these financial statements.

BLACKCRAFT CULT, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2015	2014

Revenue
Product sales	$385,218	$378,743
Shipping income	52,757	58,555
Total revenue	437,975	437,298

Cost of sales
Product cost of goods sold	118,561	88,384
Shipping costs	53,522	49,089
Total cost of sales	172,083	137,473

Gross profit	265,892	299,825

Operating expenses:
General and administrative	189,126	172,855
Executive compensation	34,300	1,000
Depreciation	424	259

Total operating expenses	223,850	174,114

Other expenses:
Interest expense	144	-

Total other expenses	144	-

Net income (loss) before provision for income taxes	41,898	125,711

Income tax expense	11,114	-

Net income	$30,784	$125,711

Weighted average number of common shares	199,160,014	151,542,816
outstanding - basic

Net loss per common share - basic	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

BLACKCRAFT CULT, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months	For the three months
	ended	ended
	March 31,	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,784	$125,711
Adjustment to reconcile to net loss to net cash used
in operating activities:
Depreciation	424	259
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(21)	(3,240)
(Increase) Decrease in inventory	(7,888)	(19,299)
(Increase) in income tax payable	11,114	-
Increase (Decrease) in accounts payable	(24,936)	40,033
Increase (Decrease) in accrued liabilities	(49,374)	(6,886)
Increase in accrued interest payable - related party	-	192

Net cash used in operating activities	(39,897)	136,770

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	-	(50,000)

Net cash used in investing activities	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired at merger	-	21,344
Net liabilities acquired at merger	-	(125,741)
Proceeds from notes payable - related party	-	4,607

Net cash provided by financing activities	-	(99,790)

NET CHANGE IN CASH	(39,897)	(13,020)

CASH AT BEGINNING OF PERIOD	222,836	78,059

CASH AT END OF PERIOD	$182,939	$65,039

SUPPLEMENTAL INFORMATION:
Interest paid	$144	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the years ended December 31, 2014 and 2013 and notes thereto included in the Company’s 8-K current report. The Company follows the same accounting policies in the preparation of interim reports.

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

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value).  As of March 31, 2015, the Company had finished goods inventory of $86,133.

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

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - FIXED ASSETS

The following is a summary of fixed assets:

	March 31,	December 31,
	2015	2014
Computer equipment	$1,229	$1,229
Machinery and equipment	3,127	3,127
Leasehold improvements	1,988	1,988
Fixed assets, total	6,344	6,344
Less: accumulated depreciation	(1,969)	(1,545)
Fixed assets, net	$4,375	$4,799

Depreciation expense for the three months ended March 31, 2015 and 2014 was $424 and $259 respectively.

NOTE 3 - INCOME TAXES

For financial reporting purposes, income before taxes include the following components:

	March 31, 2015	March 31, 2014

United States	$41,898	$125,711

Total	$41,898	$125,711

The expense for income taxes consists of:

	March 31, 2015	March 31, 2014

Current:
Federal	$7,016	$-
State	4,097	-
	$11,114	$-
Deferred and other:
Federal	$-	$-
State	-	-

Total	$11,114	$-

The reconciliation of statutory tax rate to effective tax rate is:

	March 31, 2015	March 31, 2014

Federal statutory rate	15.00%	-
State statutory rate, net of Federal tax effect	8.76%	-

Effective Tax Rate	23.76%	-

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - NOTES PAYABLE - RELATED PARTY

During the three months ended March 31, 2015, the Company received a loan totaling $15,453 from an officer, director and shareholder.  The loan bears no interest and is due upon demand.

Interest expense for the three months ended March 31, 2015 and 2014 was $0 and $0, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 6,666,600,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

During the three months ended March 31, 2015, there have been no other issuances of common stock.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and there are no material subsequent events to disclose.

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

Overview of Operations

Blackcraft Cult, Inc. is a specialty online retailer of apparel, accessories, and gift items for men and women. Blackcraft is a lifestyle brand rooted in the ideal of self-realization being superior to religious indoctrination and other society enforced norms. The brand is darker in nature but positive in message. Our product line consists of a variety of clothing and accessories including T-shirts, sweatshirts, tank-top shirts, crewneck pullovers, women's leggings and crop tops, beanies, hats, patches, cell phone cases, candles, and coffee. We sell these products through our Internet website located at www.blackcraftcult.com (“Website”).  Consumers are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled devices. A significant portion of our sales are to customers located in the United States. During the three months ended March 31, 2015 and 2014, no single customer accounted for more than 1% of our total net revenue.

Our business includes sales made to individual consumers, which are fulfilled from our warehouse in Orange, California. During the three months ended March 31, 2015 and 2014, we fulfilled approximately 95% of our order volume through our warehouse, which generally ships between 80 and 100 packages per day.

We require verification of receipt of payment, or authorization from credit card or other payment vendors whose services we offer to our customers (such as PayPal and BillMeLater), before we ship products to consumers.

Results of Operation for the years ended December 31, 2014 and 2013

Revenues

During the three month periods ended March 31, 2015 and 2014, our revenues were distributed, as follows:

			Change
Revenue Source	2015	2014	$	%
Product sales	$385,218	$378,743	6,475	1.71%
Shipping income	52,757	58,555	(5,798)	(9.90)%

Total Revenues	$437,975	$437,298	677	0.15%

There can be no assurance that we will continue to experience similar revenue growth in future periods, sustain current revenue levels or that we will be able to replace revenues from our current advertisers with revenues from others.

Operating Expenses

In the course of our operations, we incur operating expenses composed primarily of payroll and general and administrative costs.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  For the three months ended March 31, 2015 and 2014, the components of our operating expenses were, as follows:

			Change
Expense	2015	2014	$	%
General and administrative	$189,126	$172,855	16,271	9.41%
Executive compensation	34,300	1,000	33,300	3,330.00%
Depreciation	424	259	165	63.71%

Total Operating Expenses	$223,850	$174,114	49,736	28.57%

Overall expenses increased by 28.57% from the three months ended March 31, 2015 to the comparable period ended March 31, 2014.  A significant portion of the increase is attributable to material increases in: (1) payroll; and (2) accounting fees, primarily related to the cost of doing business.

Our management cautions that the variations in all expense categories are not accurate indications of long-term trends and ongoing expenses will continue to vary drastically from period to period.

Income Taxes and Net Income

During the three months ended March 31, 2015, we realized net income of $30,784, after deducting provision for income taxes of $11,114.  In the comparable period ended March 31, 2014, provision for income taxes were $0, which resulted in net income of $125,711.  Year-over-year, net income decreased approximately 75.51%, or $94,927, from the quarter ended March 31, 2014 to March 31, 2015.  Our net profit margin during the year ended March 31, 2015 was 7.03%, compared to 28.75% in the year ago period ended March 31, 2014.

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

Liquidity and Capital Resources

As of March 31, 2015, we had $182,939 of cash on hand compared to cash on hand of $65,039 as of March 31, 2014.  This increase in cash was generated organically, primarily through operating activities.  During the three months ended March 31, 2015, we used cash in operating activities of $39,897, compared to generating cash from operating activities of $136,770 in the comparable period ended March 31, 2014.

Cash utilized in investing activities was $0 and $50,000 during the periods ended March 31, 2015 and 2014, respectively.  Cash used was due primarily to purchase marketable securities in 2014.

Cash provided by financing activities was $0 and $99,790 for the three months periods ended March 31, 2015 and 2014, respectively.  Cash used was due primarily to an increase of the liabilities acquired in the reverse merger in 2014.

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

We expect to use our cash to invest in our core business, including new product innovations, advertising and marketing. Other than normal operating expenses, cash requirements for fiscal 2015 are expected to consist primarily of capital expenditures and additional investments in advertising and marketing efforts..

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

Advertising costs

Advertising costs for the three months ended March 31, 2015 and 2014 were $24,737 and $2,012, respectively.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risks

This item is not required for smaller reporting companies.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2015, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presenation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKCRAFT CULT, INC.
(Registrant)

Signature	Title	Date

/s/ James Somers	President	May 15, 2015
James Somers