Form 10-Q
period 2015-06-30
BLACKCRAFT CULT, INC.
filed 2015-08-14
CIK 1521549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015
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

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	199,160,014 shares
(Class)	(Outstanding as at April 14, 2015)

BLACKCRAFT CULT, INC.

FORM 10-Q

For the quarter ended June 30, 2015

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

BLACKCRAFT CULT, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2015	2014

ASSETS

Current assets:
Cash and equivalents	$230,315	$222,836
Accounts receivable	1,993	66
Inventory	174,564	78,245
Total current assets	406,872	301,147

Fixed assets, net	3,950	4,799
Deposits	16,500	16,500
Marketable securities	50,000	50,000

Total assets	$477,322	$372,446

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$27,988	$51,258
Accrued liabilities	7,062	57,721
Income tax payable	118,112	41,471
Total current liabilities	153,162	150,450

Long-term liabilities:
Accrued interest payable - related party	197	197
Notes payable - related party	15,453	15,453
Total long-term liabilities	15,650	15,650

Total liabilities	168,812	166,100

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 6,666,600,000 shares authorized,
199,160,014 and 148,350,510, shares issued and outstanding
as of June 30, 2015 and December 31, 2014, respectively	199,160	199,160
Additional paid-in capital	(52,333)	(52,333)
Retained earnings (deficit)	161,683	59,519
Total stockholders' equity	308,510	206,346

Total liabilities and stockholders' equity	$477,322	$372,446

The accompanying notes are an integral part of these financial statements.

BLACKCRAFT CULT, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015		2014

Revenue
Product sales	$377,061	$298,394	$762,279		$677,137
Shipping income	49,590	46,667	102,347		105,222
Total revenue	426,651	345,061	864,626		782,359

Cost of sales
Product cost of goods sold	51,533	102,358	170,094		190,742
Shipping costs	49,880	38,467	103,402		87,556
Total cost of sales	101,413	140,825	273,496		278,298

Gross profit	325,238	204,236	591,130		504,061

Operating expenses:
General and administrative	162,681	227,895	351,807		400,750
Executive compensation	25,225	11,013	59,525		12,013
Depreciation	425	258	849		517

Total operating expenses	188,331	239,166	412,181		413,280

Other expenses:
Interest expense	-	-	144		-
Currency conversion	-	14		-	14

Total other expenses	-	14	144		14

Net income (loss) before provision for income taxes	136,907	(34,944)	178,805		90,767

Income tax expense (Benefit for income taxes)	65,527	(11,881)	76,641		(11,881)

Net income	$71,380	$(23,063)	$102,164		$102,648

Weighted average number of common
shares outstanding - basic	199,160,014	198,637,719	199,160,014		170,567,909

Net loss per common share - basic	$0.00	$(0.00)	$0.00		$0.00

The accompanying notes are an integral part of these financial statements.

BLACKCRAFT CULT, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months	For the six months
	ended	ended
	June 30,	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102,164	$102,648
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation	849	518
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(1,927)	586
(Increase) Decrease in inventory	(96,319)	(2,791)
(Increase) in income tax payable	76,641	(11,881)
Increase (Decrease) in accounts payable	(23,270)	7,350
Increase (Decrease) in accrued liabilities	(50,659)	(3,051)
Increase in accrued interest payable - related party	-	231

Net cash used in operating activities	7,479	93,610

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	-	(50,000)

Net cash used in investing activities	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired at merger	-	21,344
Net liabilities acquired at merger	-	(125,741)
Proceeds from notes payable - related party	-	11,567
Proceeds from sale of common stock, net of offering costs	-	135,000

Net cash provided by financing activities	-	42,170

NET CHANGE IN CASH	7,479	85,780

CASH AT BEGINNING OF PERIOD	222,836	78,059

CASH AT END OF PERIOD	$230,315	$163,839

SUPPLEMENTAL INFORMATION:
Interest paid	$144	$-
Income taxes paid	$-	$-

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

On March 21, 2014, BEI entered into an Acquisition Agreement and Plan of Merger (the “Merger Agreement”) by and among Merculite Sub Co (“Sub Co”), a Nevada corporation and wholly owned subsidiary of BCC, and Blackcraft Cult, Inc. (“BCC”), a Nevada corporation; Sub Co and BEI being the constituent entities in the Merger.  Pursuant to the Merger Agreement BCC intends to issue 2,234,580 shares of its Rule 144 restricted common stock in exchange for 100% of BEI’s issued and outstanding common stock.  Pursuant to the terms of the Merger, Sub co will be merged with BEI and Sub Co will cease to exist and BEI will become a wholly owned-subsidiary of BCC. Subject to the terms and conditions set forth in the Merger Agreement, the Merger closed on March 27, 2014 (the “Closing Date”).  The Merger, upon closing will provide BCC with the ownership of 100% of BEI.

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value).  As of June 30, 2015, the Company had finished goods inventory of $174,564.

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

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - FIXED ASSETS

The following is a summary of fixed assets:

	June 30,	December 31,
	2015	2014
Computer equipment	$1,229	$1,229
Machinery and equipment	3,127	3,127
Leasehold improvements	1,988	1,988
Fixed assets, total	6,344	6,344
Less: accumulated depreciation	(2,394)	(1,545)
Fixed assets, net	$3,950	$4,799

Depreciation expense for the six months ended June 30, 2015 and 2014 was $849 and $517, respectively.

For financial reporting purposes, income before taxes include the following components:

	June 30, 2015	June 30, 2014

United States	$178,805	$90,767

Total	$178,805	$90,767

The expense for income taxes consists of:

	June 30, 2015	June 30, 2014

Current:
Federal	$59,445	$(11,881)
State	17,196	-
	$76,641	$(11,881)
Deferred and other:
Federal	$-	$-
State	-	-

Total	$76,641	$(11,881)

The reconciliation of statutory tax rate to effective tax rate is:

	June 30, 2015	June 30, 2014

Federal statutory rate	30.43%	34.00%
State statutory rate, net of Federal tax effect	8.80%	-

Effective Tax Rate	39.23%	34.00%

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - NOTES PAYABLE - RELATED PARTY

During the six months ended June 30, 2015, the Company received a loan totaling $15,453 from an officer, director and shareholder.  The loan bears no interest and is due upon demand.

Interest expense for the six months ended June 30, 2015 and 2014 was $144 and $0, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 6,666,600,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

During the six months ended June 30, 2015, there have been no other issuances of common stock.

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

Overview of Operations

Blackcraft Cult, Inc. is a specialty online retailer of apparel, accessories, and gift items for men and women. Blackcraft is a lifestyle brand rooted in the ideal of self-realization being superior to religious indoctrination and other society enforced norms. The brand is darker in nature but positive in message. Our product line consists of a variety of clothing and accessories including T-shirts, sweatshirts, tank-top shirts, crewneck pullovers, women's leggings and crop tops, beanies, hats, patches, cell phone cases, candles, and coffee. We sell these products through our Internet website located at www.blackcraftcult.com (“Website”).  Consumers are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled devices. A significant portion of our sales are to customers located in the United States. During the six months ended June 30, 2015 and 2014, no single customer accounted for more than 1% of our total net revenue.

Our business includes sales made to individual consumers, which are fulfilled from our warehouse in Orange, California. During the six months ended June 30, 2015 and 2014, we fulfilled approximately 95% of our order volume through our warehouse, which generally ships between 80 and 100 packages per day.

We require verification of receipt of payment, or authorization from credit card or other payment vendors whose services we offer to our customers (such as PayPal and BillMeLater), before we ship products to consumers.

Results of Operation

Revenues

During the three month periods ended June 30, 2015 and 2014, our revenues were distributed, as follows:

			Change
Revenue Source	2015	2014	$	%
Product sales	$377,061	$298,394	$78,667	26%
Shipping income	49,590	46,667	2,923	6%

Total Revenues	$426,651	$345,061	$81,590	24%

After taking into account cost of sales of $101,413 during the three months ended June 30, 2015, gross profit during the period totaled $325,238.  In comparison, cost of sales during the quarter ended June 30, 2015 was $140,825, leading to a gross profit of $204,236.

Revenues

In the three months ended June 30, 2015, we generated $426,651 in revenues, as compared to $345,061 in revenues in the prior year. The $81,590, or 24%, increase for the three months ended June 30, 2015 was due to higher volumes of units sold.

Cost of Goods

In the three months ended June 30, 2015, cost of goods was $101,413, as compared to $140,825 in the three months ended June 30, 2014. The $39,412, or 28%, decrease in cost of goods for the three months ended June 30, 2015 was primarily attributable to a decrease in more costly merchandise not being sold.

During the six month periods ended June 30, 2015 and 2014, our revenues were distributed, as follows:

			Change
Revenue Source	2015	2014	$	%
Product sales	$762,279	$677,137	$85,142	13%
Shipping income	102,347	105,222	(2,875)	(3)%

Total Revenues	$864,626	$782,359	$82,267	10%

Cost of sales in the six month period ended June 30, 2015 was $273,496, which was $4,802 lower than cost of sales of $278,298 in the comparable period ended June 30, 2014.  Resultant gross profit during the six months ended June 30, 2015 and 2014 was $591,130 and $504,061, respectively.

Revenues

In the six months ended June 30, 2015, we generated $864,626 in revenues, as compared to $782,359 in revenues in the prior year. The $82,267, or 10%, increase for the three months ended June 30, 2015 was due to higher volumes of units sold.

Cost of Goods

In the six months ended June 30, 2015, cost of goods was $273,496, as compared to $278,298 in the three months ended June 30, 2014. The $4,802, or 2%, decrease in cost of goods for the three months ended June 30, 2015 was primarily attributable to a decrease in more costly merchandise not being sold.

There can be no assurance that we will continue to experience similar revenue growth in future periods, sustain current revenue levels or that we will be able to replace revenues from our current advertisers with revenues from others.

Operating Expenses

In the course of our operations, we incur operating expenses composed primarily of payroll and general and administrative costs.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  For the three months ended June 30, 2015 and 2014, the components of our operating expenses were, as follows:

			Change
Expense	2015	2014	$	%
General and administrative	$162,681	$227,895	$(65,214)	(28)%
Executive compensation	25,225	11,013	14,212	129%
Depreciation	424	258	167	65%

Total Operating Expenses	$188,331	$239,166	$(50,835)	(21)%

In the three months ended June 30, 2015, operating expenses were $188,331, as compared to $239,166 in the three months ended June 30, 2014. The $50,835, or 21%, decrease in operating expenses for the three months ended June 30, 2015 was primarily attributable to a decrease in legal fees.

For the six months ended June 30, 2015 and 2014, the components of our operating expenses were, as follows:

			Change
Expense	2015	2014	$	%
General and administrative	$351,807	$400,750	$(48,943)	(12)%
Executive compensation	59,525	12,013	47,512	396%
Depreciation	849	517	332	64%

Total Operating Expenses	$412,181	$413,280	$(1,099)	(1)%

In the six months ended June 30, 2015, operating expenses were $412,181, as compared to $413,280 in the three months ended June 30, 2014. The $1,099, or 1%, decrease in operating expenses for the six months ended June 30, 2015 was primarily attributable to an increase in payroll and rent, offset by a significant decrease in legal fees.

Our management cautions that the variations in all expense categories are not accurate indications of long-term trends and ongoing expenses will continue to vary drastically from period to period.

Income Taxes and Net Income

During the three months ended June 30, 2015, we realized income before provision for income taxes of $136,907 compared to a loss of $34,944 in the comparable period ended June 30, 2014.  After deducting provision for income taxes of $65,527, net income in quarter ended June 30, 2015 was $71,380.  During the three months ended June 30, 2014, we incurred a net loss of $23,063 after accounting for a benefit for income taxes during the period of $11,881.

In the six months ended June 30, 2015, our net income totaled $102,164 after deducting provision for income taxes of $76,641.  In comparison, we realized net income of $102,648 during the six month period ended June 30, 2014, after realizing a benefit for income taxes of $11,881.

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

Liquidity and Capital Resources

As of June 30, 2015, we had $230,315 of cash on hand compared to cash on hand of $163,839 as of June 30, 2014.  This increase in cash was generated organically through operating activities.  During the six months ended June 30, 2015, we generated cash from operating activities of $7,479, compared to generating cash from operating activities of $93,610 in the comparable period ended June 30, 2014.  The decrease in cash generated from operations is primarily attributable to acquisition of inventory offset by an increase of income tax payable.

Cash utilized in investing activities was $0 and $50,000 during the periods ended June 30, 2015 and 2014, respectively.  Cash used was due primarily to purchase marketable securities.

Cash provided by financing activities was $0 and $42,170 for the six months period ended June 30, 2015 and 2014, respectively.  Cash provided from financing activities in 2014 was due primarily to an increase of the liabilities acquire in the reverse merger in 2014.

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

Advertising costs

Advertising costs for the three months ended June 30, 2015 and 2014 were $13,094 and $16,795, respectively.

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

During the quarter ended June 30, 2015, we did not have any sales of unregistered securities.

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

BLACKCRAFT CULT, INC.
(Registrant)

Signature	Title	Date

/s/ James Somers	President	August 14, 2015
James Somers