Form 10-Q
period 2015-09-30
BLACKCRAFT CULT, INC.
filed 2015-11-16
CIK 1521549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	199,160,014 shares
(Class)	(Outstanding as at November 14, 2015)

BLACKCRAFT CULT, INC.

FORM 10-Q

For the quarter ended September 30, 2015

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

BLACKCRAFT CULT, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2015	2014

ASSETS

Current assets:
Cash and equivalents	$263,283	$222,836
Accounts receivable	183	66
Prepaid expenses	1,875	-
Inventory	107,414	78,245
Total current assets	372,755	301,147

Fixed assets, net	139,995	4,799
Deposits	16,500	16,500
Marketable securities	50,000	50,000

Total assets	$579,250	$372,446

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$26,501	$51,258
Accrued liabilities	4,895	57,721
Income tax payable	138,761	41,471
Note payable - short term	16,016	-
Total current liabilities	186,173	150,450

Long-term liabilities:
Accrued interest payable - related party	197	197
Notes payable - related party	15,453	15,453
Note payable - long term	52,454	-
Total long-term liabilities	68,104	15,650

Total liabilities	254,277	166,100

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 6,666,600,000 shares authorized,
199,160,014 and 199,160,014, shares issued and outstanding
as of September 30, 2015 and December 31, 2014, respectively	199,160	199,160
Additional paid-in capital	(52,333)	(52,333)
Retained earnings (deficit)	178,146	59,519
Total stockholders' equity	324,973	206,346

Total liabilities and stockholders' equity	$579,250	$372,446

The accompanying notes are an integral part of these financial statements.

BLACKCRAFT CULT, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue
Product sales	$423,653	$339,284	$1,185,932	$1,016,421
Shipping income	42,886	59,078	145,233	164,300
Total revenue	466,539	398,362	1,331,165	1,180,721

Cost of sales
Product cost of goods sold	173,276	96,356	343,370	287,098
Shipping costs	50,630	50,488	154,032	138,044
Total cost of sales	223,906	146,844	497,402	425,142

Gross profit	242,633	251,518	833,763	755,579

Operating expenses:
General and administrative	181,403	166,784	533,210	567,534
Executive compensation	21,465	13,886	80,990	25,899
Depreciation	2,403	259	3,252	776

Total operating expenses	205,271	180,929	617,452	594,209

Other expenses:
Interest expense	250	-	394	-
Currency conversion	-	4	-	10

Total other expenses	250	4	394	10

Net income (loss) before provision for income taxes	37,112	70,585	215,917	161,360

Income tax expense (Benefit for income taxes)	20,649	24,002	97,290	12,121

Net income	$16,463	$46,583	$118,627	$149,239

Weighted average number of common shares outstanding - basic	199,160,014	199,160,014	199,160,014	183,345,333

Net loss per common share - basic	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

BLACKCRAFT CULT, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months	For the nine months
	ended	ended
	September 30,	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$118,627	$149,239
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation	3,252	777
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(117)	650
(Increase) Decrease in inventory	(29,169)	(3,925)
(Increase) in prepaid expenses	(1,875)	-
(Increase) in software	-	(110,800)
(Increase) in income tax payable	97,290	12,121
Increase (Decrease) in accounts payable	(24,757)	32,693
Increase (Decrease) in accrued liabilities	(52,826)	(693)
Increase in accrued interest payable - related party	-	273

Net cash used in operating activities	110,425	88,185

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	-	-
Purchase of furniture and fixtures	(138,448)	(50,000)

Net cash used in investing activities	(138,448)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired at merger	-	21,344
Net liabilities acquired at merger	-	(125,741)
Proceeds from notes payable - related party	-	9,344
Proceeds from notes payable - short term	16,016	-
Proceeds from notes payable - long term	52,454	-
Proceeds from sale of common stock, net of offering costs	-	135,000

Net cash provided by financing activities	68,470	39,947

NET CHANGE IN CASH	40,447	78,132

CASH AT BEGINNING OF PERIOD	222,836	78,059

CASH AT END OF PERIOD	$263,283	$156,191

SUPPLEMENTAL INFORMATION:
Interest paid	$394	$-
Income taxes paid	$-	$-

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value).  As of September 30, 2015, the Company had work in process inventory and finished goods inventory of $8,408 and $99,006, respectively.

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

NOTE 2 - FIXED ASSETS

The following is a summary of fixed assets:

	September 30,	December 31,
	2015	2014
Computer equipment	$2,638	$1,229
Machinery and equipment	3,127	3,127
Leasehold improvements	7,252	1,988
Vehicles	131,775	--
Fixed assets, total	144,792	6,344
Less: accumulated depreciation	(4,797)	(1,545)
Fixed assets, net	$139,995	$4,799

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $3,252 and $777 respectively.

NOTE 3 - INCOME TAXES

For financial reporting purposes, income before taxes include the following components:

	September 30, 2015	September 30, 2014

United States	$215,917	$161,360

Total	$215,917	$161,360

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - INCOME TAXES (CONTINUED)

The expense for income taxes consists of:

	September 30, 2015	September 30, 2014

Current:
Federal	$76,451	$12,121
State	20,838	-
	$97,290	$12,121
Deferred and other:
Federal	$--	$--
State	--	--

Total	$97,290	$12,121

The reconciliation of statutory tax rate to effective tax rate is:

	September 30, 2015	September 30, 2014

Federal statutory rate	31.99%	34.00%
State statutory rate, net of Federal tax effect	8.72%	--

Effective Tax Rate	40.71%	34.00%

NOTE 4 - NOTES PAYABLE - RELATED PARTY

During the nine months ended September 30, 2015, the Company received a loan totaling $15,453 from an officer, director and shareholder.  The loan bears no interest and is due upon demand.

Interest expense for the nine months ended September 30, 2015 and 2014 was $394 and $0, respectively.

NOTE 5 - NOTES PAYABLE FOR VEHICLE FINANCING OBLIGATION

On September 6, 2015, the Company acquired a new company vehicle on credit.  The cost basis is $131,775.  The Company paid $63,305 as a down payment.  The amount financed by the seller is $68,470, and the Company makes monthly payments of $1,335.  This note bears interest at the annual percentage rate of 6.25%, and the term is 60 months.

NOTE 6 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 6,666,600,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

During the nine months ended September 30, 2015, there have been no other issuances of common stock.

NOTE 7 - SUBSEQUENT EVENTS

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

Our business includes sales made to individual consumers, which are fulfilled from our warehouse in Orange, California. During the nine months ended September 30, 2015 and 2014, we fulfilled approximately 95% of our order volume through our warehouse, which generally ships between 80 and 100 packages per day.

We require verification of receipt of payment, or authorization from credit card or other payment vendors whose services we offer to our customers (such as PayPal and BillMeLater), before we ship products to consumers.

Results of Operation

Revenues and Costs of Goods Sold

During the three month periods ended September 30, 2015 and 2014, our revenues were distributed, as follows:

			Change
Revenue Source	2015	2014	$	%
Product sales	$423,653	$339,284	$84,369	25%
Shipping income	42,886	59,078	(16,192)	(27)%

Total Revenues	$466,539	$398,362	$68,177	17%

After taking into account cost of sales of $223,906 during the three months ended September 30, 2015, gross profit during the period totaled $242,633.  In comparison, cost of sales during the quarter ended September 30, 2014 was $146,844, leading to a gross profit of $251,518.

During the nine month periods ended September 30, 2015 and 2014, our revenues were distributed, as follows:

			Change
Revenue Source	2015	2014	$	%
Product sales	$1,185,932	$1,016,421	$169,511	17%
Shipping income	145,233	164,300	(19,067)	(12)%

Total Revenues	$1,331,165	$1,180,721	$150,444	12%

Cost of sales in the nine month period ended September 30, 2015 was $497,402, which was $72,260 higher than cost of sales of $425,142 in the comparable period ended September 30, 2014.  Resultant gross profit during the nine months ended September 30, 2015 and 2014 was $833,763 and $755,579, respectively.

There can be no assurance that we will continue to experience similar revenue growth in future periods, sustain current revenue levels or that we will be able to replace revenues from our current advertisers with revenues from others.

Operating Expenses

In the course of our operations, we incur operating expenses composed primarily of payroll and general and administrative costs.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  For the three months ended September 30, 2015 and 2014, the components of our operating expenses were, as follows:

			Change
Expense	2015	2014	$	%
General and administrative	$181,403	$166,784	$14,619	9%
Executive compensation	21,465	13,886	7,579	55%
Depreciation	2,403	259	2,144	828%

Total Operating Expenses	$205,271	$180,929	$24,342	13%

In the three months ended September 30, 2015, operating expenses were $205,271, as compared to $180,929 in the three months ended September 30, 2014. The $24,342, or 13%, increase in operating expenses for the three months ended September 30, 2015 was primarily attributable to a decrease in legal fees.

For the nine months ended September 30, 2015 and 2014, the components of our operating expenses were, as follows:

			Change
Expense	2015	2014	$	%
General and administrative	$533,210	$567,534	$(34,324)	(6)%
Executive compensation	80,990	25,899	55,091	213%
Depreciation	3,252	776	2,476	319%

Total Operating Expenses	$617,452	$594,209	$23,243	4%

In the nine months ended September 30, 2015, operating expenses were $617,452, as compared to $594,209 in the nine months ended September 30, 2014. The $23,243, or 4%, decrease in operating expenses for the nine months ended September 30, 2015 was primarily attributable to an increase in payroll and rent, offset by a significant decrease in legal fees.

Our management cautions that the variations in all expense categories are not accurate indications of long-term trends and ongoing expenses will continue to vary drastically from period to period.

Income Taxes and Net Income

During the three months ended September 30, 2015, we realized income before provision for income taxes of $37,112 compared to income of $70,585 in the comparable period ended September 30, 2014.  After deducting income tax expense of $20,649, net income in quarter ended September 30, 2015 was $16,463.  During the three months ended September 30, 2014, we had net income of $46,583, after accounting for income taxes during the period of $24,002.

In the nine months ended September 30, 2015, our net income totaled $215,917 after deducting provision for income taxes of $97,290.  In comparison, we realized net income of $149,239 during the nine month period ended September 30, 2014, after income tax expense of $12,121.

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

Liquidity and Capital Resources

As of September 30, 2015, we had $263,283 of cash on hand compared to cash on hand of $156,191 as of September 30, 2014.  This increase in cash was generated organically through operating activities.  During the nine months ended September 30, 2015, we generated cash from operating activities of $110,425, compared to generating cash from operating activities of $88,185 in the comparable period ended September 30, 2014.  The increase in cash generated from operations is primarily attributable to acquisition of inventory offset by an increase of income tax payable.

Cash utilized in investing activities was $138,448 and $50,000 during the periods ended September 30, 2015 and 2014, respectively.  Cash used was due primarily to purchase a company vehicle.

Cash provided by financing activities was $68,470 and $39,947 for the nine months periods ended September 30, 2015 and 2014, respectively.  Cash provided by financing activities was due primarily to financing of vehicle purchase.

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

Advertising costs

Advertising costs for the three months ended September 30, 2015 and 2014 were $36,686 and $5,957, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2015, we did not have any sales of unregistered securities.

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

BLACKCRAFT CULT, INC.
(Registrant)

Signature	Title	Date

/s/ James Somers	President	November 14, 2015
James Somers