Form 10-K
period 2015-12-31
BLACKCRAFT CULT, INC.
filed 2016-04-14
CIK 1521549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to _________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter) was $60,970.80 based on a share value of $1.27.

The number of shares outstanding of each of the issuer's classes of common equity, as of April 14, 2016 was 199,160,014.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

ii

BLACKCRAFT CULT, INC.

FORM 10-K

For the fiscal year ended December 31, 2015

iii

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

In March of 2013, with approximately $75,000 in capital, and monthly revenues of over $50,000, Blackcraft leased the first and current warehouse in Orange, California. In addition, the Company also purchased a single-color manual screen printing press. On April 13, 2013, Blackcraft opened their storefront/warehouse in Orange, California.  During 2014, Blackcraft related its storefront/warehouse to Anaheim, California.

Through their exposure with the music industry, presence in the tattoo industry, and a huge social media platform carrying approximately 100,000 direct followers on their social media platforms, Blackcraft has created and developed a name and brand recognition and a lifestyle message.

Business of Issuer

Blackcraft is a specialty retailer of apparel, accessories, and gift items for young men and women. Blackcraft is a lifestyle brand rooted in the ideal of self-realization being superior to religious indoctrination and other society enforced norms. The brand is darker in nature but positive in message, filling a void in the market which until Blackcraft, was non-existent. We generate revenues primarily online through our website. We have a retail store/warehouse located in Anaheim, California.

Products

The Company currently features a product line consisting of a variety of clothing and accessories including T-shirts, sweatshirts, tank-top shirts, crewneck pullovers, women's leggings and crop tops, beanies, hats, patches, cell phone cases, candles, coffee, and much more to come. These products can be purchased at the Company’s website (www.blackcraftcult.com) or at the Company’s flagship store located in Anaheim, California which was opened on November 2014.

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

The Company is has expanded its products to include men’s and women’s polo shirts, accessories such as regular beanies, socks, shoes, backpacks and jewelry, and other specialized products. The future specialized products under consideration by Blackcraft that are unique to the Company and any retail brand consists of, among other products: artisan crafted Ouija boards, high quality straight from hell unholy water and a Blackcraft Emoji app for phones. The planned for products that will be available within 12 months include cosmetics, lines of liquor (initially tequila and vodka), and a book describing Bobby and Jim’s, our management’s, journey in life and the significance of Blackcraft’s profound message.

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

Our merchandise is warehoused and distributed through our store/warehouse located in Anaheim, California. Merchandise is typically shipped to our internet customers every day using common carriers.

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

Information Technology

Our information systems provide for the integration of store, internet, merchandising, distribution, financial and human resources records and data.  We license a full range of software from different vendors such as Big Cartel, Shopify, Paypal, and Ship Station.  We regularly upgrade existing systems or replace all or part of an existing system with one that we believe is better suited to our business.  In addition, we occasionally implement new technology to support our business.  We plan to purchase and implement several major systems, replacing our merchandising system currently supporting the needs of our businesses.

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

Personnel

As of the date of this filing, we have 5 full-time employees, two of which are officers of the Company. We also have 3 part-time employees.

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

We now own and operate one Blackcraft Cult store in Anaheim, California. Although we plan on identifying and opening new store locations, we will initially rely on the Anaheim location and our website for all of our revenue. Investments in our securities should be considered in light of the risks and difficulties we will encounter as we attempt to penetrate the retail clothing industry.

We may need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us and or our stockholders. This may result in our inability to fund our working capital requirements and harm our operational results.

We believe that current cash on hand and the other sources of liquidity will be sufficient enough to fund our operations in the ordinary course of business through fiscal 2016. However, if we experience extraordinary expenses or other events beyond our control, we may need to raise additional funds to continue our operations.

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

ITEM 2. PROPERTIES

We currently maintain our store/warehouse at 2830 E Via Martens, Anaheim, CA 92805. Our monthly rent for this location is approximately $5,400. There are currently no proposed programs for the renovation, improvement or development of the facility we currently use.  We do not believe that we will need to obtain additional space at any time in the foreseeable future, approximately 12 months. Additionally, we do not have any plans for adding retail locations at any time in the foreseeable future, approximately 12 months, as a result of approximately 95% of our sales are through our website.

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

Year ended December 31, 2015	High	Low

First Quarter	$1.23	$1.20
Second Quarter	$1.27	$1.20
Third Quarter	$2.00	$1.20
Fourth Quarter	$2.00	$1.20

Year ended December 31, 2014	High	Low

First Quarter	N/A	N/A
Second Quarter	$5.35	$5.35
Third Quarter	$3.00	$3.00
Fourth Quarter	$1.20	$1.20

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

Holders

As of April 14, 2016, we had 101 stockholders of record of the shares outstanding.

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

None.

Issuer Purchases of Equity Securities

None.

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

Our Operations

Blackcraft Cult, Inc. is a specialty online retailer of apparel, accessories, and gift items for men and women. Blackcraft is a lifestyle brand rooted in the ideal of self-realization being superior to religious indoctrination and other society enforced norms. The brand is darker in nature but positive in message. Our product line consists of a variety of clothing and accessories including T-shirts, sweatshirts, tank-top shirts, crewneck pullovers, women's leggings and crop tops, beanies, hats, patches, cell phone cases, candles, and coffee. We sell these products through our Internet website located at www.blackcraftcult.com (“Website”).  Consumers are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled devices. A significant portion of our sales are to customers located in the United States. During the years ended December 31, 2015 and 2014 no single customer accounted for more than 1% of our total net revenue.

Our business includes sales made to individual consumers, which are fulfilled from our warehouse in Orange, California. During the years ended December 31, 2015 and 2014, we fulfilled approximately 95% of our order volume through our warehouse, which generally ships between 80 and 100 packages per day.

We require verification of receipt of payment, or authorization from credit card or other payment vendors whose services we offer to our customers (such as PayPal and BillMeLater), before we ship products to consumers.

Results of Operation for the years ended December 31, 2015 and 2014

Revenues

During the years ended December 31, 2015 and 2014, our revenues were distributed, as follows:

			Change
Revenue Source	2015	2014	$	%
Product sales	$1,808,298	$1,502,820	$305,478	20.3%
Shipping income	237,105	245,439	(8,334)	(3.4)%

Total Revenues	$2,045,403	$1,748,259	$297,144	17.0%

The $297,144 increase in total revenue was primarily due to an increase in product sales, which was a result of additional designs and products and greater brand and market awareness.

Costs of sales

In the year ended December 31, 2015, costs of sales increased approximately 24% from the year ended December 31, 2014, mostly in-line with increases in revenues during the comparable periods.

			Change
Cost of sales	2015	2014	$	%
Product costs	$621,269	$439,586	$181,683	41.3%
Shipping costs	190,885	211,051	(20,166)	9.6%

Total costs of sales	$812,154	$650,637	$161,517	24.8%

After deducting costs of sales, we recognized an increase in gross profit of about 12.4%, from $1,097,622 in the year ended December 31, 2014 to $1,233,249 in the year ended December 31, 2015.

Operating Expenses

In the course of our operations, we incur operating expenses composed primarily of payroll and general and administrative costs.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  For the years ended December 31, 2015 and 2014, the components of our operating expenses were, as follows:

			Change
Expense	2015	2014	$	%
General and administrative	$654,146	$602,562	$51,584	8.6%
Executive compensation	397,920	153,341	244,579	159.5%
Amortization	-	12,311	(12,311)	(100.0)%
Depreciation	8,939	1,118	7,821	699.6%
Impairment loss	50,000	98,489	(48,489)	(49.2)%

Total Operating Expenses	$1,111,005	$867,821	$243,184	28.0%

Overall expenses increased by 28.0% from the year ended December 31, 2014 to the comparable period ended December 31, 2015.  A significant portion of the increase is attributable to material increases in: (1) advertising and promotions and sponsorships and events; and (2) executive compensation, primarily related to the cost of doing business.

Our management cautions that the variations in all expense categories are not accurate indications of long-term trends and ongoing expenses will continue to vary drastically from period to period.

Income Taxes and Net Income

During the year ended December 31, 2015, we realized net income of $59,435, after deducting provision for income taxes of $61,062 and other expenses of $1,747.  In the comparable year ended December 31, 2014, provision for income taxes were $19,576 and other expenses were $3,100, which resulted in net income of $207,125.  Year-over-year, net income decreased approximately 71.3%, or $147,690, from the year ended December 31, 2014 to December 31, 2015.  Our net profit margin during the year ended December 31, 2015 was 2.9%, compared to 11.8% in the year ago period ended December 31, 2014.

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

Liquidity and Capital Resources

As of December 31, 2015, we had $283,174 of cash on hand compared to a December 31, 2014 balance of $222,836 of cash on hand.  This increase in cash was generated organically, primarily through operating activities.  During the year ended December 31, 2015, we generated cash from operating activities of $133,265, compared to generating cash from operating activities of $150,710 in the year ended December 31, 2014.

Cash utilized in investing activities was $138,448 for the year ended December 31, 2015 compared to $51,989 cash used during the same period in 2014.  Cash used in 2015 was due primarily to purchases of fixed assets, whereas in 2014, we mainly purchased marketable securities.  We also utilized cash to purchase furniture and fixtures.

Cash provided by financing activities was $65,521 for the year ended December 31, 2015 compared to cash used of $46,056 in 2014. Cash provided by financing activities in 2015 was from the issuances of long-term notes payable.  Comparatively, cash provided by financing activities in 2014 was due primarily to cash received from the sale of common stock.

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

We expect to use our cash to invest in our core business, including new product innovations, advertising and marketing. Other than normal operating expenses, cash requirements for fiscal 2016 are expected to consist primarily of capital expenditures and additional investments in advertising and marketing efforts.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the period from Inception (January 11, 2013) to December 31, 2015.

Income taxes

For financial reporting purposes, the Company has elected to use the taxes payable method.  Under this method, income tax expense represents the amount of income tax the Company expects to pay based on the Company’s current year taxable income.  Income tax for the period is provided at the applicable tax rate on taxable income.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

PCAOB Registered Auditors - www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Blackcraft Cult, Inc.

We have audited the accompanying balance sheets of Blackcraft Cult, Inc. as of December 31, 2015 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the periods ended December 2015 and 2014. Blackcraft Cult, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackcraft Cult, Inc. as of December 31, 2015 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the period ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 14, 2016

BLACKCRAFT CULT, INC.

BALANCE SHEETS

(AUDITED)

	December 31,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and equivalents	$283,174	$222,836
Accounts receivable	305	66
Prepaid expenses	938	-
Inventory	118,625	78,245
Current portion of deferred tax asset	10,292	10,292
Total current assets	413,334	311,439

Fixed assets, net	134,308	4,799
Deposits	16,500	16,500
Marketable securities	-	50,000
Deferred tax asset, net of current portion	72,626	77,052

Total assets	$636,768	$459,790

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$33,279	$51,258
Accrued liabilities	77,152	57,721
Income tax payable	154,623	106,455
Note payable - short term	12,268	-
Total current liabilities	277,322	215,434

Long-term liabilities:
Accrued interest payable - related party	197	197
Notes payable - related party	15,453	15,453
Note payable - long term	53,253	-
Deferred tax liability	3,070	668
Total long-term liabilities	71,973	16,318

Total liabilities	349,295	231,752

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 6,666,600,000 shares authorized, 199,160,014 and 199,160,014, shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	199,160	199,160
Additional paid-in capital	(52,333)	(52,333)
Retained earnings (deficit)	140,646	81,211
Total stockholders' equity	287,473	228,038

Total liabilities and stockholders' equity	$636,768	$459,790

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.

STATEMENTS OF OPERATIONS

(AUDITED)

	For the years ended
	December 31,
	2015		2014

Revenue
Product sales	$1,808,298		$1,502,820
Shipping income	237,105		245,439
Total revenue	2,045,403		1,748,259

Cost of sales
Product cost of goods sold	621,269		439,586
Shipping costs	190,885		211,051
Total cost of sales	812,154		650,637

Gross profit	1,233,249		1,097,622

Operating expenses:
General and administrative	654,146		602,562
Executive compensation	397,920		153,341
Amortization	-		12,311
Depreciation	8,939		1,118
Impairment loss	50,000		98,489

Total operating expenses	1,111,005		867,821

Other expenses:
Interest expense	1,539		3,090
Currency conversion	208	-	10

Total other expenses	1,747		3,100

Net income before provision for income taxes	114,431		226,701

Income tax expense	61,062		19,576

Net income	$59,435		$207,125

Weighted average number of common shares outstanding - basic	199,160,014		183,345,333

Net loss per common share - basic	$0.00		$0.00

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(AUDITED)

					Additional	Retained	Total
	Preferred Shares		Common Shares		Paid-In	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

January 1, 2014 Balance forward	-	$-	148,350,510	$148,351	$(1,484)	-	$146,867

January 28, 2014 Issuance of common stock for cash	-	-	620,000	620	154,380		155,000

March 27, 2014 Recapitalization due to reverse merger	-	-	49,649,504	49,650	(347,939)		(298,289)

May 30, 2014 Issuance of common stock for cash	-	-	540,000	540	134,460		135,000

December 31, 2014 Donated capital	-	-	-	-	8,250	-	8,250

Net income	-	-	-	-	-	81,211	81,211

Balance, December 31, 2014	-	-	199,160,014	199,160	(52,333)	81,211	228,038

Net income	-	-	-	-	-	59,435	59,435

Balance, December 31, 2015	-	$-	199,160,014	$199,160	$(52,333)	$140,646	$287,473

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.

STATEMENTS OF CASH FLOWS

(AUDITED)

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,435	$207,125
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation	8,939	1,118
Amortization of software	-	12,311
Impairment loss	50,000	98,489
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(239)	625
(Increase) Decrease in inventory	(40,380)	(2,092)
(Increase) in prepaid expenses	(938)	-
(Increase) in software	-	(110,800)
(Increase) in deposits	-	(16,500)
(Increase) in income tax payable	54,996	19,576
Increase (Decrease) in accounts payable	(17,979)	(105,519)
Increase (Decrease) in accrued liabilities	19,431	46,104
Increase in accrued interest payable - related party	-	273

Net cash used in operating activities	133,265	150,710

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	-	(50,000)
Purchase of furniture, fixtures, and vehicle	(138,448)	(1,989)

Net cash used in investing activities	(138,448)	(51,989)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired at merger	-	21,344
Net liabilities acquired at merger	-	(125,741)
Proceeds from notes payable - related party	-	15,453
Proceeds from notes payable - short term	12,268	-
Proceeds from notes payable - long term	53,253	-
Proceeds from sale of common stock, net of offering costs	-	135,000

Net cash provided by financing activities	65,521	46,056

NET CHANGE IN CASH	60,338	144,777

CASH AT BEGINNING OF PERIOD	222,836	78,059

CASH AT END OF PERIOD	$283,174	$222,836

SUPPLEMENTAL INFORMATION:
Interest paid	$1,539	$3,090
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The sole proprietorship was formed and a doing business as was filed on January 11, 2013 (Date of Inception) under the laws of the State of California, as DBA Blackcraft Cult.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value).  As of December 31, 2015, the Company had raw materials, work in process inventory and finished goods inventory of $3,788, $5,868 and $108,969, respectively.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Stock-based compensation, continued

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

NOTE 2 - FIXED ASSETS

The following is a summary of fixed assets:

	December 31,	December 31,
	2015	2014
Computer equipment	$2,638	$1,229
Machinery and equipment	3,127	3,127
Leasehold improvements	7,252	1,988
Vehicles	131,775	-
Fixed assets, total	144,792	6,344
Less: accumulated depreciation	(10,484)	(1,545)
Fixed assets, net	$134,308	$4,799

Depreciation expense for the years ended December 31, 2015 and 2014 was $8,939 and $1,118 respectively.

NOTE 3 - INCOME TAXES

For financial reporting purposes, income before taxes include the following components:

	December 31, 2015	December 31, 2014

United States	$114,431	$226,701

Total	$114,431	$226,701

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

NOTE 3 - INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014

Property and equipment bases and depreciation differences	$3,070	$668
Total deferred tax liabilities	$3,070	$668

Net operating loss carryforwards	$82,918	$87,344
Total deferred tax assets	$82,918	$87,344

Net deferred income taxes	$79,848	$86,676

The expense for income taxes consists of:

	December 31, 2015	December 31, 2014

Current:
Federal	$42,883	$11,613
State	11,351	3,074
	$54,234	$14,687
Deferred and other:
Federal	$5,399	$3,866
State	1,429	1,023

Total	$61,062	$19,576

At December 31, 2015, the Company had a deferred tax asset related to net operating loss carryforwards of approximately $83,000 that could be utilized to reduce the tax liabilities of future years. These carryforwards will begin to expire in 2011. During the year ended December 31, 2014, a portion of the deferred tax asset attributable to net operating loss carryforwards was increased by a change in valuation allowance of approximately $92,000 for the net operating losses.

The reconciliation of statutory tax rate to effective tax rate is:

	December 31, 2015	December 31, 2014

Statutory tax rate	42.84%	42.84%
Effect of lower tax brackets	(5.35)%	(2.39)%
Meals and entertainment	24.10%	14.22%
Change in valuation allowance	0.00%	(40.48)%
Federal benefit of state tax	(2.79)%	(2.79)%
Other	(5.43)%	(2.94)%

Effective tax rate	53.36%	8.46%

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

NOTE 4 - NOTES PAYABLE - RELATED PARTY

As of the year ended December 31, 2015, the Company received a loan totaling $15,453 from an officer, director and shareholder.  The loan bears no interest and is due upon demand.

Interest expense for the years ended December 31, 2015 and 2014 was $1,539 and $3,090, respectively.

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

During the year ended December 31, 2015, there have been no other issuances of common stock.

NOTE 7 - EFFECT OF PRIOR YEAR MISSTATEMENT

The Company has reviewed its deferred tax assets, deferred tax liabilities and income tax for the year ended December 31, 2014 and has determined that there was an immaterial error.  The Company believes that this prior year error is immaterial and has determined a restatement is not necessary.  The effect of the restatement is below:

	As Originally Filed	Adjustment	As Currently Filed
Deferred tax asset	$-	$87,344	$87,344

Income tax payable	41,471	64,984	106,455
Deferred tax liability	-	668	668

Income tax expense	$41,471	$(21,895)	$19,576

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and there are no material subsequent events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A(T). CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, Robert Schubenski, evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, it was concluded that our disclosure controls and procedures are not effective in timely alerting to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports filed or submitted under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position	Term Commencing

Robert Schubenski	26	Chief Executive Officer, Secretary, Treasurer and Director	Director as of March 17, 2014 Officer as of March 27, 2014

James Somers	35	President and Director	March 27, 2014

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

Involvement on Certain Material Legal Proceedings During the Last Five Years

No petition under the Federal bankruptcy laws or any state insolvency law has ever been filed by or against, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of our sole officer and director, or any partnership in which she was a general partner at or within two years before the time of such filing, or any corporation or business association of which she was an executive officer at or within two years before the time of such filing.

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

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2015 and 2014 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years to our officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)

Robert Schubenski	2015	100,000	-	-	-	-	-	-	100,000
CEO	2014	40,000	-	-	-	-	-	-	40,000

James Somers	2015	100,000	-	-	-	-	-	-	100,000
President	2014	40,000	-	-	-	-	-	-	40,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table presents information about the beneficial ownership of our common stock on April 14, 2016 by those persons known to beneficially own more than 5% of our capital stock and by our Directors and executive officers.  The percentage of beneficial ownership for the following table is based on 199,160,014 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 15, 2016, pursuant to options, warrants, conversion privileges or other rights.  The percentage of ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

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

Promoters and Certain Control Persons

Other than the former founder, Steven Subick, we did not have any promoters at any time since inception.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2015 and 2014 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2015	2014

Audit fees	$36,412	$39,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$36,412	$39,000

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

By: /s/ James Somers
James Somers
President

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Robert Schubenski	Chief Executive Officer	April 14, 2016
Robert Schubenski

/s/ Robert Schubenski	Principal Financial Officer	April 14, 2016
Robert Schubenski

/s/ Robert Schubenski	Principal Accounting Officer	April 14, 2016
Robert Schubenski