Form 10-Q
period 2016-03-31
BLACKCRAFT CULT, INC.
filed 2016-05-23
CIK 1521549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	199,160,014 shares
(Class)	(Outstanding as at May 16, 2016)

BLACKCRAFT CULT, INC.

FORM 10-Q

For the quarter ended March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's December 31, 2015, Annual Report on Form 10-K previously filed with the Commission on April 14, 2016.

BLACKCRAFT CULT, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and equivalents	$281,774	$283,174
Accounts receivable	130	305
Prepaid expenses	-	938
Inventory	166,114	118,625
Current portion of deferred tax asset	10,292	10,292
Total current assets	458,310	413,334

Fixed assets, net	128,621	134,308
Deposits	16,500	16,500
Deferred tax asset, net of current portion	73,733	72,626

Total assets	$677,164	$636,768

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$34,402	$33,279
Accrued liabilities	8,747	77,152
Income tax payable	201,856	154,623
Note payable - short term	12,461	12,268
Total current liabilities	257,466	277,322

Long-term liabilities:
Accrued interest payable - related party	197	197
Notes payable - related party	15,453	15,453
Note payable - long term	50,064	53,253
Deferred tax liability	4,713	3,070
Total long-term liabilities	70,427	71,973

Total liabilities	327,893	349,295

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, 6,666,600,000 shares authorized, 199,160,014 and 199,160,014, shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	199,160	199,160
Additional paid-in capital	(52,333)	(52,333)
Retained earnings (deficit)	202,444	140,646
Total stockholders' equity	349,271	287,473

Total liabilities and stockholders' equity	$677,164	$636,768

The accompanying notes are an integral part of these financial statements.

BLACKCRAFT CULT, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2016	2015

Revenue
Product sales	$443,798	$385,218
Shipping income	59,863	52,757
Total revenue	503,661	437,975

Cost of sales
Product cost of goods sold	145,088	118,561
Shipping costs	55,166	53,522
Total cost of sales	200,254	172,083

Gross profit	303,407	265,892

Operating expenses:
General and administrative	153,469	189,126
Executive compensation	33,586	34,300
Depreciation	5,687	424

Total operating expenses	192,742	223,850

Other expenses:
Interest expense	1,098	144

Total other expenses	1,098	144

Net income before provision for income taxes	109,567	41,898

Income tax expense	47,769	23,592

Net income	$61,798	$18,306

Weighted average number of common shares	199,160,014	199,160,014
outstanding - basic

Net loss per common share - basic	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

BLACKCRAFT CULT, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months	For the three months
	ended	ended
	March 31,	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$61,798	$18,306
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation	5,687	424
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	175	(21)
(Increase) Decrease in inventory	(47,489)	(7,888)
(Increase) in prepaid expenses	938	-
(Increase) in income tax payable	47,769	23,592
Increase (Decrease) in accounts payable	1,123	(24,936)
Increase (Decrease) in accrued liabilities	(68,405)	(49,374)

Net cash used in operating activities	1,596	(39,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to notes payable - long term	(2,996)	-

Net cash provided by financing activities	(2,996)	-

NET CHANGE IN CASH	(1,400)	(39,897)

CASH AT BEGINNING OF PERIOD	283,174	222,836

CASH AT END OF PERIOD	$281,774	$182,939

SUPPLEMENTAL INFORMATION:
Interest paid	$1,098	$144
Income taxes paid	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the years ended December 31, 2015 and 2014 and notes thereto included in the Company’s 8-K current report. The Company follows the same accounting policies in the preparation of interim reports.

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value).  As of March 31, 2016, the Company had raw materials, work in process inventory, and finished goods inventory of $4,384, $7,142 and $154,588, respectively.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three , situations.

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

NOTE 2 - FIXED ASSETS

The following is a summary of fixed assets:

	March 31,	December 31,
	2016	2015
Computer equipment	$2,638	$2,638
Machinery and equipment	3,127	3,127
Leasehold improvements	7,252	7,252
Vehicles	131,775	131,775
Fixed assets, total	144,792	144,792
Less: accumulated depreciation	(16,171)	(10,484)
Fixed assets, net	$128,621	$134,308

Depreciation expense for the three months ended March 31, 2016 and 2015 was $5,687 and $424 respectively.

NOTE 3 - INCOME TAXES

For financial reporting purposes, income before taxes include the following components:

	March 31, 2016	March 31, 2015

United States	$109,567	$41,898

Total	$109,567	$41,898

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2016 and 2015 are as follows:

	March 31, 2016	December 31, 2015

Property and equipment bases and depreciation differences	$4,713	$3,070
Total deferred tax liabilities	$4,713	$3,070

Net operating loss carryforwards	$84,025	$82,918
Total deferred tax assets	$84,025	$82,918

Net deferred income taxes	$79,312	$79,848

The expense for income taxes consists of:

	March 31, 2016	March 31, 2015

Current:
Federal	$37,347	$17,882
State	9,886	4,733
	$47,233	$22,615
Deferred and other:
Federal	$424	$773
State	112	204

Total	$47,769	$23,592

The reconciliation of statutory tax rate to effective tax rate is:

	March 31, 2016	March 31, 2015

Statutory tax rate	42.84%	23.84%
Effect of lower tax brackets	-10.29%	2.90%
Meals and entertainment	-1.39%	-10.63%
Change in valuation allowance	0.00%	0.00%
Federal benefit of state tax	-2.79%	-2.79%
Other	12.45%	18.57%

Effective tax rate	43.60%	31.89%

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - NOTES PAYABLE - RELATED PARTY

As of March 31, 2016, the Company received a loan totaling $15,453 from an officer, director and shareholder.  The loan bears no interest and is due upon demand.

Interest expense for the three months ended March 31, 2016 and 2015 was $1,098 and $144, respectively.

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

During the three months ended March 31, 2016, there have been no other issuances of common stock.

NOTE 7 - EFFECT OF PRIOR YEAR MISSTATEMENT

The Company has reviewed its deferred tax assets, deferred tax liabilities and income tax for the year ended March 31, 2015 and has determined that there was an immaterial error.  The Company believes that this prior year error is immaterial and has determined a restatement is not necessary.  The effect of the restatement is below:

	As Originally Filed	Adjustment	As Currently Filed
Deferred tax asset	$-	$86,237	$86,237

Income tax payable	52,585	(5,352)	47,233
Deferred tax liability	-	538	538

Income tax expense	$11,114	$12,478	$23,592

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

Overview of Operations

Blackcraft Cult, Inc. is a specialty online retailer of apparel, accessories, and gift items for men and women. Blackcraft is a lifestyle brand rooted in the ideal of self-realization being superior to religious indoctrination and other society enforced norms. The brand is darker in nature but positive in message. Our product line consists of a variety of clothing and accessories including T-shirts, sweatshirts, tank-top shirts, crewneck pullovers, women's leggings and crop tops, beanies, hats, patches, cell phone cases, candles, and coffee. We sell these products through our Internet website located at www.blackcraftcult.com (“Website”).  Consumers are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled devices. A significant portion of our sales are to customers located in the United States. During the three months ended March 31, 2016 and 2015, no single customer accounted for more than 1% of our total net revenue.

Our business includes sales made to individual consumers, which are fulfilled from our warehouse in Orange, California. During the three months ended March 31, 2016 and 2015, we fulfilled approximately 95% of our order volume through our warehouse, which generally ships between 80 and 100 packages per day.

We require verification of receipt of payment, or authorization from credit card or other payment vendors whose services we offer to our customers (such as PayPal and BillMeLater), before we ship products to consumers.

Results of Operation

Revenues and Costs of Goods Sold

During the three month periods ended March 31, 2016 and 2015, our revenues were distributed, as follows:

			Change
Revenue Source	2016	2015	$	%
Product sales	$443,798	$385,218	$58,580	15%
Shipping income	59,863	52,757	7,106	13%

Total Revenues	$503,661	$437,975	$65,686	15%

After taking into account cost of sales of $200,254 during the three months ended March 31, 2016, gross profit during the period totaled $303,407.  In comparison, cost of sales during the quarter ended March 31, 2015 was $172,083, leading to a gross profit of $265,892.  Year-over-year, gross profit increased 14%, or $37,515.

There can be no assurance that we will continue to experience similar revenue growth in future periods, sustain current revenue levels or that we will be able to replace revenues from our current advertisers with revenues from others.

Operating Expenses

In the course of our operations, we incur operating expenses composed primarily of payroll and general and administrative costs.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  For the three months ended March 31, 2016 and 2015, the components of our operating expenses were, as follows:

			Change
Expense	2016	2015	$	%
General and administrative	$153,469	$189,126	$(35,657)	(19)%
Executive compensation	33,586	34,300	(714)	(2)%
Depreciation	5,687	424	5,263	1,241%

Total Operating Expenses	$192,742	$223,850	$(31,108)	(14)%

Our management cautions that the variations in all expense categories are not accurate indications of long-term trends and ongoing expenses will continue to vary drastically from period to period.

Other Expenses

During the three months ended March 31, 2016, we recognized interest expense of $1,098, compared to interest expense of $144 in the comparable period ended March 31, 2015.  Interest expense is attributable to the acquisition of a company vehicle on credit.

Income Taxes and Net Income

During the three months ended March 31, 2016, we realized income before provision for income taxes of $109,567 compared to income of $41,898 in the comparable period ended March 31, 2015.  After deducting income tax expense of $47,769, net income in quarter ended March 31, 2016 was $61,798.  During the three months ended March 31, 2015, we realized net income of $18,306, after accounting for income tax expense during the period of $23,592.

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

Liquidity and Capital Resources

As of March 31, 2016, we had $281,774 of cash on hand compared to cash on hand of $182,939 as of March 31, 2015.  This increase in cash was generated organically through operating activities.  During the three months ended March 31, 2016, we generated cash from operating activities of $1,596, compared to cash used in operating activities of $39,897 in the comparable period ended March 31, 2015.  The increase in cash generated from operations is primarily attributable to our increased profitability in 2016 compared to the prior year.

Cash provided by financing activities was $2,996 and $0 for the three months periods ended March 31, 2016 and 2015, respectively.  Cash used in financing activities in 2015 was due primarily to the repayment of long-term notes payable.

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

During the quarter ended March 31, 2016, we did not have any sales of unregistered securities.

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

BLACKCRAFT CULT, INC.
(Registrant)

Signature	Title	Date

/s/ James Somers	President	May 16, 2016
James Somers