Form 10-Q
period 2016-06-30
BLACKCRAFT CULT, INC.
filed 2016-08-22
CIK 1521549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	199,160,014 shares
(Class)	(Outstanding as at August 22, 2016)

BLACKCRAFT CULT, INC.

FORM 10-Q

For the quarter ended June 30, 2016

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

BLACKCRAFT CULT, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and equivalents	$359,849	$283,174
Accounts receivable	566	305
Prepaid expenses	5,353	938
Inventory	186,668	118,625
Current portion of deferred tax asset	10,292	10,292
Total current assets	562,728	413,334

Fixed assets, net	122,935	134,308
Deposits	16,500	16,500
Deferred tax asset, net of current portion	70,413	72,626

Total assets	$772,576	$636,768

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$48,444	$33,279
Accrued liabilities	17,034	77,152
Income tax payable	235,766	154,623
Note payable - short term	12,657	12,268
Total current liabilities	313,901	277,322

Long-term liabilities:
Accrued interest payable - related party	197	197
Notes payable - related party	15,453	15,453
Note payable - long term	46,825	53,253
Deferred tax liability	2,268	3,070
Total long-term liabilities	64,743	71,973

Total liabilities	378,644	349,295

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, 6,666,600,000 shares authorized, 199,160,014 and 199,160,014, shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	199,160	199,160
Additional paid-in capital	(52,333)	(52,333)
Retained earnings (deficit)	247,105	140,646
Total stockholders' equity	393,932	287,473

Total liabilities and stockholders' equity	$772,576	$636,768

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue
Product sales	$545,293	$377,061	$989,091	$762,279
Shipping income	71,259	49,590	131,122	102,347
Total revenue	616,552	426,651	1,120,213	864,626

Cost of sales
Product cost of goods sold	231,499	51,533	376,587	170,094
Shipping costs	79,978	49,880	135,144	103,402
Total cost of sales	311,477	101,413	511,731	273,496

Gross profit	305,075	325,238	608,482	591,130

Operating expenses:
General and administrative	178,785	162,681	332,254	351,807
Executive compensation	40,107	25,225	73,693	59,525
Depreciation	5,687	425	11,374	849

Total operating expenses	224,579	188,331	417,321	412,181

Other expenses:
Interest expense	1,051	-	2,149	144
Currency conversion	-	-	-	-

Total other expenses	1,051	-	2,149	144

Net income before provision for income taxes	79,445	136,907	189,012	178,805

Income tax expense	34,784	65,527	82,553	57,440

Net income	$44,661	$71,380	$106,459	$121,365

Weighted average number of common shares outstanding - basic	199,160,014	199,160,014	199,160,014	199,160,014

Net loss per common share - basic	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the financial statements.

BLACKCRAFT CULT, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months	For the six months
	ended	ended
	June 30,	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$106,459	$121,365
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation	11,374	849
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(261)	(1,927)
(Increase) Decrease in inventory	(68,043)	(96,319)
(Increase) in prepaid expenses	(4,415)	-
(Increase) in income tax payable	82,553	57,440
Increase (Decrease) in accounts payable	15,164	(23,270)
Increase (Decrease) in accrued liabilities	(60,118)	(50,659)

Net cash used in operating activities	82,713	7,479

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to notes payable - long term	(6,038)	-

Net cash provided by financing activities	(6,038)	-

NET CHANGE IN CASH	76,675	7,479

CASH AT BEGINNING OF PERIOD	283,174	222,836

CASH AT END OF PERIOD	$359,849	$230,315

SUPPLEMENTAL INFORMATION:
Interest paid	$2,149	$144
Income taxes paid	$-	$-

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). As of June 30, 2016, the Company had raw materials, work in process inventory, and finished goods inventory of $4,926, $8,025 and $173,716, respectively.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 2 - FIXED ASSETS

The following is a summary of fixed assets:

	June 30,	December 31,
	2016	2015
Computer equipment	$2,638	$2,638
Machinery and equipment	3,127	3,127
Leasehold improvements	7,252	7,252
Vehicles	131,775	131,775
Fixed assets, total	144,792	144,792
Less: accumulated depreciation	(21,857)	(10,484)
Fixed assets, net	$122,935	$134,308

Depreciation expense for the six months ended June 30, 2016 and 2015 was $11,374 and $849 respectively.

NOTE 3 - INCOME TAXES

For financial reporting purposes, income before taxes include the following components:

	June 30, 2016	June 30, 2015

United States	$189,012	$178,805

Total	$189,012	$178,805

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2016 and 2015 are as follows:

	June 30, 2016	December 31, 2015

Property and equipment bases and depreciation differences	$2,268	$3,070
Total deferred tax liabilities	$2,268	$3,070

Net operating loss carryforwards	$80,705	$82,918
Total deferred tax assets	$80,705	$82,918

Net deferred income taxes	$78,437	$79,848

The expense for income taxes consists of:

	June 30, 2016	June 30, 2015

Current:
Federal	$64,851	$41,857
State	17,166	11,127
	$82,017	$52,984
Deferred and other:
Federal	$424	$3,520
State	112	936

Total	$82,553	$57,440

The reconciliation of statutory tax rate to effective tax rate is:

	June 30, 2016	June 30, 2015

Statutory tax rate	42.84%	42.84%
Effect of lower tax brackets	-3.86%	-4.37%
Meals and entertainment	1.57%	-8.79%
Change in valuation allowance	0.00%	0.00%
Federal benefit of state tax	-2.79%	-2.79%
Other	12.45%	19.60%

Effective tax rate	50.21%	46.49%

NOTE 4 - NOTES PAYABLE - RELATED PARTY

As of June 30, 2016, the Company received a loan totaling $15,453 from an officer, director and shareholder.  The loan bears no interest and is due upon demand.

Interest expense for the six months ended June 30, 2016 and 2015 was $2,149 and $144, respectively.

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During the six months ended June 30, 2016, there have been no other issuances of common stock.

NOTE 7 - EFFECT OF PRIOR YEAR MISSTATEMENT

The Company has reviewed its deferred tax assets, deferred tax liabilities and income tax for the six months ended June 30, 2015 and has determined that there was an immaterial error.  The Company believes that this prior year error is immaterial and has determined a restatement is not necessary.  The effect of the restatement is below:

	As Originally Filed	Adjustment	As Currently Filed
Deferred tax asset	$-	$86,237	$86,237

Income tax payable	118,112	83,744	201,856
Deferred tax liability	-	2,911	2,911

Income tax expense	$76,641	$(30,515)	$46,126

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

Results of Operation

Revenues and Costs of Goods Sold

During the three month periods ended June 30, 2016 and 2015, our revenues were distributed, as follows:

			Change
Revenue Source	2016	2015	$	%
Product sales	$545,293	$377,061	$168,232	45%
Shipping income	71,259	49,590	21,669	44%

Total Revenues	$616,552	$426,651	$189,901	45%

After taking into account cost of sales of $311,477 during the three months ended June 30, 2016, gross profit during the period totaled $305,075.  In comparison, cost of sales during the quarter ended June 30, 2015 was $101,413, leading to a gross profit of $325,238.  Year-over-year, gross profit decreased 6%, or $20,163.

During the six month periods ended June 30, 2016 and 2015, our revenues were distributed, as follows:

			Change
Revenue Source	2016	2015	$	%
Product sales	$989,091	$762,279	226,812	30%
Shipping income	131,122	102,347	28,775	28%

Total Revenues	$1,120,213	$864,626	255,587	30%

Cost of sales in the six month period ended June 30, 2016 was $511,731 which was $238,235 higher than cost of sales of $273,496 in the comparable period ended June 30, 2015.  Resultant gross profit during the six months ended June 30, 2016 and 2015 was $608,482 and $591,130, respectively.

There can be no assurance that we will continue to experience similar revenue growth in future periods, sustain current revenue levels or that we will be able to replace revenues from our current advertisers with revenues from others.

Operating Expenses

In the course of our operations, we incur operating expenses composed primarily of payroll and general and administrative costs.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  For the three months ended June 30, 2016 and 2015, the components of our operating expenses were, as follows:

			Change
Expense	2016	2015	$	%
General and administrative	$178,785	$162,681	16,104	10%
Executive compensation	40,107	25,225	14,882	59%
Depreciation	5,687	425	5,262	1,238%

Total Operating Expenses	$224,579	$188,331	36,248	19%

Our management cautions that the variations in all expense categories are not accurate indications of long-term trends and ongoing expenses will continue to vary drastically from period to period.

Other Expenses

During the three months ended June 30, 2016, we recognized interest expense of $1,051, compared to interest expense of $0 in the comparable period ended June 30, 2015.  During the six months ended June 30, 2016, we recognized interest expense of $2,149, compared to interest expense of $144 in the comparable period ended June 30, 2015.  Interest expense is attributable to the acquisition of a company vehicle on credit.

Income Taxes and Net Income

During the three months ended June 30, 2016, we realized income before provision for income taxes of $79,445 compared to income of $136,907 in the comparable period ended June 30, 2015.  After deducting income tax expense of $34,784, net income in quarter ended June 30, 2016 was $44,661.  During the three months ended June 30, 2015, we realized net income of $71,380, after accounting for income tax expense during the period of $65,527.

During the six months ended June 30, 2016, we realized income before provision for income taxes of $189,012 compared to income of $178,805 in the comparable period ended June 30, 2015.  After deducting income tax expense of $82,553, net income in the six months ended June 30, 2016 was $106,459.  During the six months ended June 30, 2015, we realized net income of $102,164, after accounting for income tax expense during the period of $76,641.

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

Liquidity and Capital Resources

As of June 30, 2016, we had $359,849 of cash on hand compared to cash on hand of $283,174 as of June 30, 2015.  This increase in cash was generated organically through operating activities.  During the six months ended June 30, 2016, we generated cash from operating activities of $82,713, compared to cash used in operating activities of $7,479 in the comparable period ended June 30, 2015. The increase in cash generated from operations is primarily attributable to our increased profitability in 2016 compared to the prior year.

Cash provided by financing activities was $6,038 and $0 for the six months periods ended June 30, 2016 and 2015, respectively.  Cash used in financing activities in 2015 was due primarily to the repayment of long-term notes payable.

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

BLACKCRAFT CULT, INC.
(Registrant)

Signature	Title	Date

/s/ James Somers	President	August 22, 2016
James Somers