Form 10-Q
period 2016-09-30
BLACKCRAFT CULT, INC.
filed 2016-11-21
CIK 1521549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	199,160,014 shares
(Class)	(Outstanding as at November 21, 2016)

BLACKCRAFT CULT, INC.

FORM 10-Q

For the quarter ended September 30, 2016

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

BLACKCRAFT CULT, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015

ASSETS

Current assets:
Cash and equivalents	$493,980	$283,174
Accounts receivable	2,077	305
Prepaid expenses	7,500	938
Inventory	239,954	118,625
Current portion of deferred tax asset	10,292	10,292
Total current assets	753,803	413,334

Fixed assets, net	117,248	134,308
Deposits	16,500	16,500
Deferred tax asset, net of current portion	69,307	72,626

Total assets	$956,858	$636,768

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$45,540	$33,279
Accrued liabilities	4,777	77,152
Income tax payable	289,966	154,623
Note payable - short term	76,377	12,268
Total current liabilities	378,152	277,322

Long-term liabilities:
Accrued interest payable - related party	197	197
Notes payable - related party	15,453	15,453
Note payable - long term	43,536	53,253
Deferred tax liability	5,121	3,070
Total long-term liabilities	64,307	71,973

Total liabilities	480,967	349,295

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, 6,666,600,000 shares authorized, 199,160,014 and 199,160,014, shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	199,160	199,160
Additional paid-in capital	(52,333)	(52,333)
Retained earnings (deficit)	329,064	143,646
Total stockholders' equity	475,891	287,473

Total liabilities and stockholders' equity	$956,858	$636,768

The accompanying notes are an integral part of these financial statements.

BLACKCRAFT CULT, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue
Product sales	$491,605	$423,653	$1,480,696	$1,185,932
Tour income	105,896	-	105,896	-
Shipping income	53,482	42,886	184,604	145,233
Total revenue	650,983	466,539	1,771,196	1,331,165

Cost of sales
Product cost of goods sold	190,887	173,276	567,474	343,370
Shipping costs	50,423	50,630	185,567	154,032
Total cost of sales	241,310	223,906	753,041	497,402

Gross profit	409,673	242,633	1,018,155	833,763

Operating expenses:
General and administrative	166,597	181,403	498,851	533,210
Executive compensation	92,884	21,465	166,577	80,990
Depreciation	5,686	2,403	17,060	3,252

Total operating expenses	265,167	205,271	682,488	617,452

Other expenses:
Interest expense	4,387	250	6,536	394
Currency conversion	-	-	-	-

Total other expenses	4,387	250	6,536	394

Net income (loss) before provision for income taxes	140,119	37,112	329,131	215,917

Income tax expense (Benefit for income taxes)	58,160	20,649	140,713	97,290

Net income	$81,959	$16,463	$188,418	$118,627

Weighted average number of common
shares outstanding - basic	199,160,014	199,160,014	199,160,014	199,160,014

Net loss per common share - basic	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

BLACKCRAFT CULT, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months	For the nine months
	ended	ended
	September 30,	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$230,885	$118,627
Adjustment to reconcile to net loss to net cash used in operating activities:
Depreciation	17,060	3,252
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(1,772)	(117)
(Increase) Decrease in inventory	(121,327)	(29,169)
(Increase) in prepaid expenses	(6,563)	(1,875)
(Increase) in income tax payable	140,713	97,290
Increase (Decrease) in accounts payable	12,260	(24,757)
Increase (Decrease) in accrued liabilities	(72,375)	(52,826)

Net cash used in operating activities	156,414	110,425

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and fixtures	-	(138,448)

Net cash used in investing activities	-	(138,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	-	-
Proceeds from notes payable - short term	97,000	16,016
Repayments to notes payable - short term	(33,479)	-
Proceeds from notes payable - long term	-	52,454
Repayments to notes payable - long term	(9,129)	-

Net cash provided by financing activities	54,392	68,470

NET CHANGE IN CASH	210,806	40,447

CASH AT BEGINNING OF PERIOD	283,174	222,836

CASH AT END OF PERIOD	$493,980	$263,283

SUPPLEMENTAL INFORMATION:
Interest paid	$6,536	$394
Income taxes paid	$-	$-

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value).  As of September 30, 2016, the Company had raw materials, work in process inventory, and finished goods inventory of $6,333, $10,316 and $223,305, respectively.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 2 - FIXED ASSETS

The following is a summary of fixed assets:

	September 30,	December 31,
	2016	2015
Computer equipment	$2,638	$2,638
Machinery and equipment	3,127	3,127
Leasehold improvements	7,252	7,252
Vehicles	131,775	131,775
Fixed assets, total	144,792	144,792
Less: accumulated depreciation	(27,544)	(10,484)
Fixed assets, net	$117,248	$134,308

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $17,060 and $3,252 respectively.

NOTE 3 - INCOME TAXES

For financial reporting purposes, income before taxes include the following components:

	September 30, 2016	September 30, 2015

United States	$329,131	$215,917

Total	$329,131	$215,917

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015

Property and equipment bases and depreciation differences	$5,121	$3,070
Total deferred tax liabilities	$5,121	$3,070

Net operating loss carryforwards	$79,599	$82,918
Total deferred tax assets	$79,599	$82,918

Net deferred income taxes	$74,478	$79,848

The expense for income taxes consists of:

	September 30, 2016	September 30, 2015

Current:
Federal	$111,611	$67,458
State	23,732	28,781
	$135,343	$96,239
Deferred and other:
Federal	$4,404	$2,958
State	966	1,262

Total	$140,713	$100,459

The reconciliation of statutory tax rate to effective tax rate is:

	September 30, 2016	September 30, 2015

Statutory tax rate	42.84%	42.84%
Effect of lower tax brackets	-0.09%	-2.76%
Meals and entertainment	1.59%	1.39%
Change in valuation allowance	0.00%	0.00%
Federal benefit of state tax	-2.79%	-2.79%
Other	12.45%	12.45%

Effective tax rate	54.00%	51.13%

BLACKCRAFT CULT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY

As of September 30, 2016, the Company received a loan totaling $97,000 from a third party.  The Company was charged a one-time fee of $2,972 and is due upon demand.

As of September 30, 2016, the Company received a loan totaling $15,453 from an officer, director and shareholder.  The loan bears no interest and is due upon demand.

Interest expense for the nine months ended September 30, 2016 was $6,536.

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

During the nine months ended September 30, 2016, there have been no other issuances of common stock.

NOTE 7 - EFFECT OF PRIOR YEAR MISSTATEMENT

The Company has reviewed its deferred tax assets, deferred tax liabilities and income tax for the nine months ended September 30, 2015 and has determined that there was an immaterial error.  The Company believes that this prior year error is immaterial and has determined a restatement is not necessary.  The effect of the restatement is below:

	As Originally Filed	Adjustment	As Currently Filed
Deferred tax asset	$-	$84,025	$84,025

Income tax payable	138,761	15,871	154,632
Deferred tax liability	-	1,569	1,569

Income tax expense	$76,641	$19,598	$96,239

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

Overview of Operations

Blackcraft Cult, Inc. is a specialty online retailer of apparel, accessories, and gift items for men and women. Blackcraft is a lifestyle brand rooted in the ideal of self-realization being superior to religious indoctrination and other society enforced norms. The brand is darker in nature but positive in message. Our product line consists of a variety of clothing and accessories including T-shirts, sweatshirts, tank-top shirts, crewneck pullovers, women's leggings and crop tops, beanies, hats, patches, cell phone cases, candles, and coffee. We sell these products through our Internet website located at www.blackcraftcult.com (“Website”).  Consumers are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled devices. A significant portion of our sales are to customers located in the United States. During the nine months ended September 30, 2016 and 2015, no single customer accounted for more than 1% of our total net revenue.

Our business includes sales made to individual consumers, which are fulfilled from our warehouse in Orange, California. During the nine months ended September 30, 2016 and 2015, we fulfilled approximately 95% of our order volume through our warehouse, which generally ships between 80 and 100 packages per day.

We require verification of receipt of payment, or authorization from credit card or other payment vendors whose services we offer to our customers (such as PayPal and BillMeLater), before we ship products to consumers.

Results of Operation

Revenues and Costs of Goods Sold

During the three month periods ended September 30, 2016 and 2015, our revenues were distributed, as follows:

			Change
Revenue Source	2016	2015	$	%
Product sales	$491,605	$423,653	$67,952	16%
Tour income	105,896	-	105,896	- %
Shipping income	53,482	42,886	10,596	25%

Total Revenues	$650,983	$466,539	$184,444	40%

After taking into account cost of sales of $241,310 during the three months ended September 30, 2016, gross profit during the period totaled $409,673.  In comparison, cost of sales during the quarter ended September 30, 2015 was $223,906, leading to a gross profit of $242,633.

During the nine month periods ended September 30, 2016 and 2015, our revenues were distributed, as follows:

			Change
Revenue Source	2016	2015	$	%
Product sales	$1,480,696	$1,185,932	$294,764	25%
Shipping income	105,896	-	105,896	- %
Shipping income	184,604	145,233	39,371	27%

Total Revenues	$1,771,196	$1,331,165	$440,031	33%

Cost of sales in the nine month period ended September 30, 2016 was $753,041, which was $255,639 higher than cost of sales of $497,402 in the comparable period ended September 30, 2015.  Resultant gross profit during the nine months ended September 30, 2016 and 2015 was $1,018,155 and $833,763, respectively.

There can be no assurance that we will continue to experience similar revenue growth in future periods, sustain current revenue levels or that we will be able to replace revenues from our current advertisers with revenues from others.

Operating Expenses

In the course of our operations, we incur operating expenses composed primarily of payroll and general and administrative costs.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  For the three months ended September 30, 2016 and 2015, the components of our operating expenses were, as follows:

			Change
Expense	2016	2015	$	%
General and administrative	$166,597	$181,403	$(14,806)	(8) %
Executive compensation	92,884	21,465	71,419	333%
Depreciation	5,686	2,403	3,283	137%

Total Operating Expenses	$265,167	$205,271	$59,896	29%

In the three months ended September 30, 2016, operating expenses were $265,167, as compared to $205,271 in the three months ended September 30, 2015. The $59,896, or 29%, increase in operating expenses for the three months ended September 30, 2016 was primarily attributable to an increase in executive compensation paid to our officers and directors compared to the comparable period ended September 30, 2015.

For the nine months ended September 30, 2016 and 2015, the components of our operating expenses were, as follows:

			Change
Expense	2016	2015	$	%
General and administrative	$498,851	$533,210	$(34,359)	(6)%
Executive compensation	166,577	80,990	85,587	106%
Depreciation	17,060	3,252	13,808	425%

Total Operating Expenses	$682,488	$617,452	$65,036	11%

In the nine months ended September 30, 2016, operating expenses were $682,488, as compared to $617,452 in the nine months ended September 30, 2015. The $65,036, or 11%, increase in operating expenses for the nine months ended September 30, 2016 was primarily attributable to an increase in executive compensation paid to our officers and directors.

Our management cautions that the variations in all expense categories are not accurate indications of long-term trends and ongoing expenses will continue to vary drastically from period to period.

Income Taxes and Net Income

During the three months ended September 30, 2016, we realized income before provision for income taxes of $140,119 compared to income of $37,112 in the comparable period ended September 30, 2015.  After deducting income tax expense of $58,160, net income in quarter ended September 30, 2016 was $81,959.  During the three months ended September 30, 2015, we had net income of $16,463, after accounting for income taxes during the period of $20,649.

In the nine months ended September 30, 2016, our net income totaled $188,418 after deducting provision for income taxes of $140,713.  In comparison, we realized net income of $118,627 during the nine month period ended September 30, 2015, after income tax expense of $97,290.

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

Liquidity and Capital Resources

As of September 30, 2016, we had $493,980 of cash on hand compared to cash on hand of $263,283 as of September 30, 2015.  This increase in cash was primarily generated organically through operating activities, as well as a proceeds from short term notes payable in the amount of $97,000.  During the nine months ended September 30, 2016, we generated cash from operating activities of $156,414, compared to generating cash from operating activities of $110,425 in the comparable period ended September 30, 2015.  The increase in cash generated from operations is primarily attributable to acquisition of inventory offset by an increase of income tax payable.

Cash utilized in investing activities was $0 and $138,448 during the periods ended September 30, 2016 and 2015, respectively.  Cash used was due primarily to purchase a company vehicle during 2015.

Cash provided by financing activities was $54,392 and $68,470 for the nine months periods ended September 30, 2016 and 2015, respectively.  Cash provided by financing activities was due primarily to the issuance of notes payable in the amount of $97,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2016, we did not have any sales of unregistered securities.

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

BLACKCRAFT CULT, INC.
(Registrant)

Signature	Title	Date

/s/ James Somers	President	November 21, 2016
James Somers